Form 10-Q
period 2013-09-28
CENVEO, INC
filed 2013-11-06
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013
Commission file number 1-12551

CENVEO, INC.
(Exact name of Registrant as specified in its charter.)

COLORADO	84-1250533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 FIRST STAMFORD PLACE
STAMFORD, CT	06902
(Address of principal executive offices)	(Zip Code)

203-595-3000
(Registrant’s telephone number, including area code)

One Canterbury Green, 201 Broad Street, Stamford, CT 06901
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2013, the registrant had 66,163,939 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 28, 2013

		Page No.
	PART I - FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 28, 2013 and December 29, 2012	2
	Condensed Consolidated Statements of Operations and Comprehensive Income/(Loss) for the three and nine months ended September 28, 2013 and September 29, 2012	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 29, 2012	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4:	Controls and Procedures	48

	PART II - OTHER INFORMATION
Item 1:	Legal Proceedings	49
Item 1A:	Risk Factors	49
Item 6:	Exhibits	49
	Signatures	52

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	September 28, 2013	December 29, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,538	$8,110
Accounts receivable, net	266,932	254,389
Inventories	151,697	127,235
Prepaid and other current assets	65,870	67,964
Assets of discontinued operations - current	339	11,265
Total current assets	493,376	468,963

Property, plant and equipment, net	307,006	279,078
Goodwill	186,559	187,415
Other intangible assets, net	204,466	205,199
Other assets, net	47,031	44,632
Assets of discontinued operations - long-term	68	15,268
Total assets	$1,238,506	$1,200,555
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$12,425	$11,748
Accounts payable	227,316	179,850
Accrued compensation and related liabilities	31,473	24,678
Other current liabilities	76,467	77,367
Liabilities of discontinued operations - current	2,572	6,591
Total current liabilities	350,253	300,234

Long-term debt	1,175,657	1,171,870
Other liabilities	185,534	191,885
Liabilities of discontinued operations - long-term	72	880
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	662	638
Paid-in capital	363,447	354,983
Retained deficit	(766,779)	(752,734)
Accumulated other comprehensive loss	(70,340)	(67,201)
Total shareholders’ deficit	(473,010)	(464,314)
Total liabilities and shareholders’ deficit	$1,238,506	$1,200,555

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/(LOSS)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$442,781	$437,168	$1,267,935	$1,300,593
Cost of sales	367,356	353,780	1,056,392	1,063,119
Selling, general and administrative expenses	53,105	44,469	148,783	137,918
Amortization of intangible assets	2,459	2,447	7,473	7,455
Restructuring, impairment and other charges	3,337	4,190	10,243	22,566
Operating income	16,524	32,282	45,044	69,535
Gain on bargain purchase	(12,435)	—	(12,435)	—
Interest expense, net	27,611	28,926	85,421	85,574
Loss on early extinguishment of debt, net	1,593	25	9,440	11,439
Other expense/(income), net	595	491	(1,400)	(327)
(Loss)/income from continuing operations before income taxes	(840)	2,840	(35,982)	(27,151)
Income tax benefit	(11,331)	(182)	(6,987)	(4,012)
Income/(loss) from continuing operations	10,491	3,022	(28,995)	(23,139)
Income/(loss) from discontinued operations, net of taxes	13,492	1,453	14,950	(5)
Net income/(loss)	23,983	4,475	(14,045)	(23,144)
Other comprehensive income/(loss):
Currency translation adjustment	(31)	2,412	(3,139)	1,654
Comprehensive income/(loss)	$23,952	$6,887	$(17,184)	$(21,490)

Income/(loss) per share – basic:
Continuing operations	$0.16	$0.05	$(0.45)	$(0.36)
Discontinued operations	0.21	0.02	0.23	—
Net income/(loss)	$0.37	$0.07	$(0.22)	$(0.36)

Income/(loss) per share – diluted:
Continuing operations	$0.13	$0.04	$(0.45)	$(0.36)
Discontinued operations	0.16	0.02	0.23	—
Net income/(loss)	$0.29	$0.06	$(0.22)	$(0.36)

Weighted average shares outstanding:
Basic	64,333	63,624	64,032	63,502
Diluted	86,032	84,544	64,032	63,502

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(14,045)	$(23,144)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain)/loss on sale of discontinued operations, net of taxes	(12,530)	5,411
Income from discontinued operations, net of taxes	(2,420)	(5,406)
Depreciation and amortization, excluding non-cash interest expense	44,284	45,527
Non-cash interest expense, net	7,742	5,796
Deferred income taxes	(8,960)	(6,211)
Gain on bargain purchase	(12,435)	—
Gain on sale of assets	(205)	(1,290)
Non-cash restructuring, impairment and other charges, net	1,495	10,801
Loss on early extinguishment of debt, net	9,440	11,439
Stock-based compensation provision	2,879	4,445
Gain on insurance claim	(2,670)	—
Other non-cash charges	4,921	3,711
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(15,249)	9,601
Inventories	(26,245)	(846)
Accounts payable and accrued compensation and related liabilities	52,127	(15,495)
Other working capital changes	(2,506)	(19,211)
Other, net	(14,925)	(12,662)
Net cash provided by operating activities of continuing operations	10,698	12,466
Net cash provided by operating activities of discontinued operations	7,055	6,212
Net cash provided by operating activities	17,753	18,678
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(33,166)	(644)
Capital expenditures	(23,045)	(15,326)
Purchase of investment	(1,650)	—
Proceeds from insurance claim	3,036	—
Proceeds from sale of property, plant and equipment	7,861	2,333
Proceeds from sale of intangible asset	—	1,700
Net cash used in investing activities of continuing operations	(46,964)	(11,937)
Net cash provided by investing activities of discontinued operations	42,714	39,610
Net cash (used in)/provided by investing activities	(4,250)	27,673
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)
Repayment of 7.875% senior subordinated notes	(67,848)	(196,088)
(Repayment)/borrowing of Term Loan B due 2016	(390,005)	17,987
Repayment of 8.375% senior subordinated notes	—	(24,787)
Payment of financing related costs and expenses and debt issuance discounts	(15,219)	(32,335)
Repayments of other long-term debt	(3,323)	(3,499)
Purchase and retirement of common stock upon vesting of RSUs	(509)	(734)
Proceeds from issuance of 11.5% senior notes	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250
(Repayment)/borrowings under revolving credit facility, net	(18,000)	45,550
Proceeds from issuance of 15% unsecured term loan due 2017	50,000	—
Repayment of 15% unsecured term loan due 2017	(30,000)	—
Proceeds from exercise of stock options	76	—
Proceeds from issuance of Term Loan Facility	360,000	—
Borrowings under ABL facility due 2017	474,400	—
Repayments under ABL facility due 2017	(392,600)	—
Proceeds from equipment loan	20,000	—
Net cash used in financing activities of continuing operations	(13,028)	(52,531)
Net cash used in financing activities of discontinued operations	—	(1,652)
Net cash used in financing activities	(13,028)	(54,183)
Effect of exchange rate changes on cash and cash equivalents	(47)	414
Net increase/(decrease) in cash and cash equivalents	428	(7,418)
Cash and cash equivalents at beginning of period	8,110	17,753
Cash and cash equivalents at end of period	$8,538	$10,335
Non-cash financing transactions
Fair value of common stock issued in connection with business acquisitions	$6,042	$—
See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements (“financial statements”) of Cenveo, Inc. and its subsidiaries (collectively, “Cenveo” or the “Company”) have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”) and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of September 28, 2013, and the results of operations and cash flows as of and for the three and nine months ended September 28, 2013 and September 29, 2012. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine months ended September 28, 2013 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt related activities or transactions. The December 29, 2012 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012 filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three and nine months ended September 28, 2013 and September 29, 2012, each consisted of 13 weeks and 39 weeks, respectively.

On September 28, 2013, the Company completed the sale of its Custom Envelope Group ("Custom Envelope"). Additionally, during the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility. As a result, the financial results of Custom Envelope and the San Francisco facility, both of which were previously included in the print and envelope segment, have been accounted for as discontinued operations. As a result, the Company's historical condensed consolidated financial statements have been reclassified to reflect these discontinued operations separately from the Company's continuing operations for all periods presented. See Note 3 for further discussion.
New Accounting Pronouncements. Effective in the first quarter of 2013, the Company adopted an accounting pronouncement relating to the presentation of accumulated other comprehensive income/(loss). This pronouncement does not change the current requirements; however, the Company is required to provide information about the amounts reclassified out of accumulated other comprehensive income/(loss) by component. In addition, the Company is required to present, either on the face of the statement where net income/(loss) is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income/(loss) by the respective line items of net income/(loss), but only if the amount is required under GAAP to be reclassified to net income/(loss) in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income/(loss), the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. The adoption of this pronouncement did not have a material impact to the Company's condensed consolidated financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the condensed consolidated statement of operations and comprehensive income/(loss) (“statement of operations”).

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations and were $5.0 million and $0.7 million for the three months ended September 28, 2013 and September 29, 2012, respectively, and $5.7 million and $1.1 million for the nine months ended September 28, 2013 and September 29, 2012, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013

National Envelope

On September 16, 2013, Cenveo acquired certain assets of National Envelope Corporation ("National"). National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with Cenveo's acquisition. National manufactured and distributed envelope products for the billing, financial, direct mail and office products markets and had approximately 1,600 employees. The Company believes the acquisition of certain assets of National will enhance the Company's manufacturing capabilities and reduce capacity in the envelope industry. The purchase price was $34.1 million, of which $6.0 million was Cenveo common stock, and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, and was assigned to the Company's print and envelope segment. The acquisition of certain assets of National resulted in a preliminary bargain purchase gain of approximately $12.4 million, exclusive of $4.9 million of tax expense, which was recognized in the Company's condensed consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of National for less than their fair value due to National's bankruptcy prior to the Company's acquisition. The acquired identifiable intangible asset relates to a leasehold interest with a fair value of $3.7 million, which is being amortized over the remaining lease term of 20 years, which includes renewal periods.
National's results of operations and cash flows are included in the Company’s condensed consolidated statement of operations and cash flows from September 16, 2013. National had net sales of $11.0 million and income from operations of $0.3 million during the period from September 16, 2013 to September 28, 2013.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price of National to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of September 16, 2013
Property, plant and equipment	$47,650
Other intangible assets	3,728
Total assets acquired	51,378
Current liabilities	2,345
Note payable	2,536
Total liabilities assumed	4,881
Net assets acquired	46,497
Cost of the acquisition of certain assets of National	34,062
Gain on bargain purchase	$12,435

Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, internal expertise related to the equipment and current marketplace conditions. The value of the leasehold interest acquired was determined based on the present value of the difference between: (i) the contractual amounts to be paid pursuant to the lease; and (ii) management's estimate of current market lease rates for the corresponding lease, measured over the remaining lease term and renewal periods.
The fair values of property, plant and equipment and the intangible asset acquired from National were determined to be Level 3 under the fair value hierarchy.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the three and nine months ended September 28, 2013 and September 29, 2012 herein have been prepared by adjusting the historical data as set forth in its statements of operations to give effect to the acquisition of certain assets of National as if it had been made as of January 1, 2012 (in thousands, except per share amounts).

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales
As reported	$442,781	$437,168	$1,267,935	$1,300,593
Pro forma	$517,166	$538,554	$1,517,926	$1,621,939
Income/(loss) from continuing operations
As reported	$10,491	$3,022	$(28,995)	$(23,139)
Pro forma	$(8,142)	$(10,273)	$(71,797)	$(46,846)
Income/(loss) per share from continuing operations - basic
As reported	$0.16	$0.05	$(0.45)	$(0.36)
Pro forma	$(0.12)	$(0.16)	$(1.09)	$(0.71)
Income/(loss) per share from continuing operations - diluted
As reported	$0.13	$0.04	$(0.45)	$(0.36)
Pro forma	$(0.12)	$(0.16)	$(1.09)	$(0.71)

The supplemental pro forma consolidated summary financial information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the acquisition of certain assets of National been consummated as of the beginning of the period noted above or of the Company’s expected future results of operations. The adjustments related to the acquisition of certain assets of National supplemental pro forma consolidated summary financial information above include the removal of $4.8 million in acquisition-related expenses incurred during 2013, as well as the removal of a bargain purchase gain of $12.4 million in 2013, and the related $4.9 million of tax expense.

The Company has performed its assessment of the preliminary purchase price allocation by identifying and estimating the fair value of intangible and tangible assets, comprised of a leasehold interest and property, plant and equipment. Pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values, and to reflect the Company's borrowing rate in the above supplemental pro forma consolidated summary financial information. The pro forma operating results do not include any anticipated synergies related to combining the businesses.

Express Label
On December 31, 2012, the Company acquired certain assets and assumed certain liabilities of Express Label Company (“Express Label”), which had annual net sales of approximately $5.4 million prior to the acquisition by the Company. The total purchase price was approximately $5.1 million, and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The Express Label acquisition resulted in $0.1 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's label and packaging segment. The Company believes that the recognized goodwill related to Express Label is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.0 million, which are being amortized over their estimated useful life of 10 years; and (ii) a trade name of $0.3 million, which is being amortized over its estimated useful life of 10 years.

Express Label's results of operations and cash flows are included in the Company’s statements of operations and cash flows from December 31, 2012. Pro forma results for the three and nine months ended September 29, 2012, assuming the acquisition of Express Label had been made on January 1, 2012 are not presented in the table above since the effect would not be material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Discontinued Operations

On September 28, 2013, the Company completed the sale of Custom Envelope. Net cash proceeds received in the third quarter of 2013 were approximately $42.3 million, which resulted in the recognition of an after-tax gain of $12.5 million. In addition to the proceeds, $4.9 million of purchase price consideration has been held in escrow ("the holdback amount") and will be paid subject to certain financial adjustments. As a result, the Company has not included the holdback amount in the calculation of the gain on sale of Custom Envelope at September 28, 2013. The operating results of Custom Envelope are reported in discontinued operations in the Company's condensed consolidated financial statements for all periods presented herein.

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

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of September 28, 2013 and December 29, 2012 (in thousands):

	September 28, 2013	December 29, 2012
Accounts receivable, net	$252	$7,222
Inventories	—	3,534
Prepaid and other current assets	87	509
Assets of discontinued operations - current	339	11,265
Property, plant and equipment, net	68	3,522
Goodwill	—	4,000
Other intangible assets, net	—	7,705
Other assets, net	—	41
Assets of discontinued operations - long-term	68	15,268

Accounts payable	182	5,421
Accrued compensation and related liabilities	747	645
Other current liabilities	1,643	525
Liabilities of discontinued operations - current	2,572	6,591
Liabilities of discontinued operations - long-term	72	880
Net assets	$(2,237)	$19,062

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales	$8,447	$14,106	$34,891	$54,361
Income from discontinued operations before income taxes (1)	1,605	2,556	5,040	8,915
Income tax expense on discontinued operations	643	1,011	2,620	3,509
Gain/(loss) on sale of discontinued operations, net of tax (2)	12,530	(92)	12,530	(5,411)
Income/(loss) from discontinued operations, net of taxes	$13,492	$1,453	$14,950	$(5)
Income/(loss) per share - basic	$0.21	$0.02	$0.23	$—
Income/(loss) per share - diluted	$0.16	$0.02	$0.23	$—
____________________
(1)     Loss from discontinued operations for the nine months ended September 29, 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

(2)     The gain/(loss) on the sale of discontinued operations is shown net of taxes of $10.7 million for the three and nine months September 28, 2013, $0.1 million for the three months ended September 29, 2012, and $3.4 million for the nine months ended September 29, 2012.

4. Inventories

Inventories by major category are as follows (in thousands):

	September 28, 2013	December 29, 2012
Raw materials	$62,732	$49,001
Work in process	21,446	17,058
Finished goods	67,519	61,176
	$151,697	$127,235

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	September 28, 2013	December 29, 2012
Land and land improvements	$15,028	$17,283
Buildings and building improvements	98,929	103,326
Machinery and equipment	627,174	579,570
Furniture and fixtures	11,025	11,170
Construction in progress	12,560	7,060
	764,716	718,409
Accumulated depreciation	(457,710)	(439,331)
	$307,006	$279,078

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 28, 2013 by reportable segment are as follows (in thousands):

	Print and Envelope	Label and Packaging	Total
Balance as of December 29, 2012	$75,450	$111,965	$187,415
Acquisitions, net	—	92	92
Foreign currency translation	(948)	—	(948)
Balance as of September 28, 2013	$74,502	$112,057	$186,559

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		September 28, 2013				December 29, 2012
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	9	$161,919	$(27,234)	$(68,561)	$66,124	$159,296	$(27,234)	$(62,055)	$70,007
Trademarks and trade names	23	20,914	—	(6,579)	14,335	20,701	—	(5,938)	14,763
Leasehold interest	20	3,728	—	—	3,728	—	—	—	—
Patents	10	3,528	—	(2,989)	539	3,528	—	(2,839)	689
Non-compete agreements		140	—	(140)	—	510	—	(510)	—
Subtotal	12	190,229	(27,234)	(78,269)	84,726	184,035	(27,234)	(71,342)	85,459

Intangible assets with indefinite lives:
Trademarks		141,740	(22,000)	—	119,740	141,740	(22,000)	—	119,740
Total		$331,969	$(49,234)	$(78,269)	$204,466	$325,775	$(49,234)	$(71,342)	$205,199

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2013	$9,755
2014	9,818
2015	8,373
2016	7,262
2017	7,203

Sale of Intangible Asset

During the second quarter of 2012, the Company received proceeds of $1.7 million related to the buyout of a royalty agreement by a third party. The royalty agreement was recorded as an intangible asset. As a result of this transaction, the Company recorded a gain of $1.3 million in other income, net in its condensed consolidated statements of operations.

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and nine months ended September 28, 2013 and September 29, 2012. Continued performance by the Company's Print reporting unit that is consistent with its year-to-date performance may result in an impairment charge on both goodwill and indefinite-lived intangible assets at the time of the annual test at the beginning of December. As of September 28, 2013, goodwill and indefinite-lived intangible asset carrying values for the Print reporting unit were $51.1 million and $44.8 million, respectively.

The Company also continues to monitor the recoverability of its deferred tax assets.  Based on the outcome of the items mentioned above, an adjustment to the amount of valuation allowance recorded against its deferred tax assets may be necessary.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	September 28, 2013	December 29, 2012
ABL facility, due 2017	$81,800	$—
Revolving credit facility, due 2014	—	18,000
7.875% senior subordinated notes, due 2013	—	67,848
Term loan facility, due 2017 ($358.2 million outstanding principal amount as of September 28, 2013)	354,577	—
Term Loan B, due 2016 ($388.2 million outstanding principal amount as of December 29, 2012)	—	385,547
7% senior exchangeable notes, due 2017	86,250	86,250
11.5% senior notes, due 2017 ($225.0 million outstanding principal amount as of September 28, 2013 and December 29, 2012)	218,703	217,675
15% unsecured term loan, due 2017 ($20.0 million outstanding principal amount as of September 28, 2013)	19,000	—
8.875% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of September 28, 2013 and December 29, 2012)	398,242	398,001
Other debt including capital leases	29,510	10,297
	1,188,082	1,183,618
Less current maturities	(12,425)	(11,748)
Long-term debt	$1,175,657	$1,171,870

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion as of September 28, 2013 and December 29, 2012. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument.

As of September 28, 2013, the Company was in compliance with all debt agreement covenants. Certain acquisitions or dispositions of assets or prolonged declines in operating performance may require the Company to obtain consents and/or amendments from its lender base in accordance with its debt agreements. While the Company expects that any necessary consent or amendment would be obtained, there can be no assurance this will be the case. Any such consent or amendment may result in up-front fees or higher interest costs. A consent or amendment may also involve other changes to the Company's debt agreements that, while not directly related to changing covenants that are directly related to such acquisitions or dispositions or to the operating performance of the Company, may restrict the Company's future operating flexibility.

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

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If the Company does not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Term Loan, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made by the Company. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equaled $37.5 million on August 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Term Loan is guaranteed by the Company and each existing and future direct and indirect North American subsidiary of Cenveo on an unsecured basis pursuant to the Guaranty. The Unsecured Term Loan contains customary covenants that, among other things, place limits on the ability of Cenveo, the Company, and/or the other guarantors to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Term Loan also contains customary representations and warranties and events of default.

Other Debt

On September 16, 2013, in connection with the acquisition of certain assets of National, the Company entered into an equipment loan in the aggregate amount of $20.0 million, secured by the machinery and equipment of National. Interest on the equipment loan accrues at a rate of the London Interbank Offered Rate ("LIBOR") plus 11% per year and is payable monthly in arrears for a period of five years beginning on November 1, 2013. In connection with the equipment loan, the Company capitalized debt issuance costs of $0.7 million.

Refinancing

On April 16, 2013, the Company completed the refinancing of its Revolving Credit Facility and its existing term loan B due 2016 (the "Term Loan B," and collectively with the Revolving Credit Facility, the “Refinanced Facility”) by entering into: (i) a Second Amended and Restated Credit Agreement providing for a $360 million secured term loan facility (the “Term Loan Facility”), with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent; and (ii) a Credit Agreement providing for a $200 million asset-based revolving credit facility, (the “ABL Facility”; and together with the Term Loan Facility the “2013 Credit Facilities”), with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, issuing bank and swingline lender. In connection with the 2013 Credit Facilities, the Company capitalized debt issuance costs of $7.2 million, of which $1.8 million relates to original issuance discount. Proceeds from the 2013 Credit Facilities together with available cash on hand were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

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

The obligations under the 2013 Credit Facilities are each guaranteed by the Company and each existing and future direct and indirect North American subsidiary. The 2013 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of the Company and its North American subsidiaries, including: (i) all capital stock of each present and future subsidiary (with certain exclusions of foreign subsidiaries); (ii) all present and future inter-company debt; (iii) all intellectual

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

property rights, including patents, trademarks and copyrights; and (iv) substantially all of the present and future other property and assets, including material real property.

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

Extinguishments

During the three months ended September 28, 2013, the Company incurred an aggregate loss on early extinguishment of $1.6 million related to the pay down of $15.0 million of debt relating to its Unsecured Term Loan, of which $0.9 million related to the write-off of unamortized debt issuance costs and $0.7 million related to the write-off of original issuance discount.

During the nine months ended September 28, 2013, and in connection with the refinancing of the Refinanced Facility, the Company recorded a loss on early extinguishment of debt of approximately $6.4 million, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount. Additionally, the Company recorded a loss on early extinguishment of debt of approximately $2.9 million related to the extinguishment of $30.0 million of its Unsecured Term Loan, of which $1.6 million related to the write-off of unamortized debt issuance costs and $1.3 million related to the write-off of original issuance discount.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The table below presents the carrying value and fair value of these assets and liabilities of the Company as of September 28, 2013 and December 29, 2012, respectively (in thousands):

	September 28, 2013		December 29, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Cash and cash equivalents	$8,538	$8,538	$8,110	$8,110
Accounts receivable, net	266,932	266,932	254,389	254,389
Current maturities of long-term debt	12,425	12,425	11,748	11,748
Accounts payable	227,316	227,316	179,850	179,850

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans and other postretirement benefit plans are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$—	$415	$—	$1,449
Interest cost	3,421	3,642	10,263	10,908
Expected return on plan assets	(4,618)	(4,141)	(13,854)	(12,657)
Net amortization and deferral	(2)	(1)	(6)	(3)
Recognized net actuarial loss	1,992	1,562	5,976	4,818
Net periodic expense	$793	$1,477	$2,379	$4,515

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s other postretirement plans in each of the three months ended September 28, 2013 and September 29, 2012, and $0.6 million and $0.7 million in the nine months ended September 28, 2013 and September 29, 2012, respectively.

For the nine months ended September 28, 2013, the Company made contributions of $12.4 million to its pension plans and other postretirement plans. The Company expects to contribute approximately $3.7 million to its pension plans and other postretirement plans for the remainder of 2013.

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s condensed consolidated statements of operations was $0.9 million and $2.9 million for the three and nine months ended September 28, 2013, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 29, 2012, respectively.

As of September 28, 2013, there was approximately $5.2 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted-average period of 1.3 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the nine months ended September 28, 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding at December 29, 2012	2,226,000	$7.75	2.7	$—
Granted	189,500	2.00
Exercised	(10,000)	2.00		$—
Forfeited/expired	(512,500)	15.05
Outstanding at September 28, 2013	1,893,000	$5.23	2.6	$172
Exercisable at September 28, 2013	1,381,625	$5.44	2.1	$—

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices at September 28, 2013 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

The weighted-average grant date fair value of stock options granted during the nine months ended September 28, 2013, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes Model with the weighted-average assumptions as follows:

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
RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the nine months ended September 28, 2013 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	1,074,340	$5.44
Granted	549,500	2.00
Vested	(492,500)	5.71
Forfeited	(1,250)	5.62
Unvested at September 28, 2013	1,130,090	$3.65
The total fair value of RSUs, which vested during the three and nine months ended September 28, 2013, was $0.3 million and $1.2 million, respectively, as of the respective vesting dates.

PSUs

A summary of the Company's non-vested performance share units ("PSUs") as of and for the nine months ended September 28, 2013 is as follows:

	PSUs	Weighted Average Grant Date Fair Value
Unvested at December 29, 2012	—	$—
Granted	730,500	2.00
Vested	—	—
Forfeited	(7,500)	2.00
Unvested at September 28, 2013	723,000	$2.00
On May 1, 2013, 730,500 PSUs were granted to certain employees, with each award representing the right to receive one share of the Company's common stock upon the achievement of certain established performance targets and service conditions.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

There was no compensation expense related to PSUs recognized in selling, general and administrative expenses in the Company's condensed consolidated statements of operations for the three and nine months ended September 28, 2013. There were no performance share unit awards granted in fiscal year 2012.

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
Residual Plans

The Company currently has certain residual cost savings, restructuring and integration plans: (i) the 2011 plan implemented by the print and envelope and the label and packaging segments for further cost savings initiatives ("the Other Restructuring Plans"); and (ii) the 2009 Cost Savings and Restructuring Plan, the 2007 Cost Savings and Integration Plan and the 2005 Cost Savings and Restructuring Plan (which collectively with the Other Restructuring Plans, the "Residual Plans"). As a result of these cost savings actions, over the last seven years the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions. The Company does not anticipate any significant future expenses related to the Residual Plans, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.
Acquisition Integration Plans
Upon the completion of the acquisition of certain assets of National, the Company developed and began implementing a plan to integrate those assets (the "National Plan") into its existing envelope operations. Since the date of acquisition, activities related to the National Plan included the closure and consolidation of a warehouse into the Company's existing envelope operations and the elimination of duplicative headcount. The Company expects the National Plan to be completed during the 2015 fiscal year.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2013 Activity

Restructuring, impairment and other charges for the three months ended September 28, 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2013 Plan	$1,353	$—	$—	$199	$—	$92	$1,644
2012 Plan	(18)	—	10	2	—	54	48
Residual Plans	—	—	—	81	120	80	281
Acquisition Integration Plans	(142)	263	287	26	—	177	611
Total Print and Envelope	1,193	263	297	308	120	403	2,584
Label and Packaging
2013 Plan	578	—	—	—	—	—	578
2012 Plan	—	—	—	—	—	1	1
Total Label and Packaging	578	—	—	—	—	1	579
Corporate
2013 Plan	36	—	—	64	—	43	143
Residual Plans	—	—	—	—	—	31	31
Total Corporate	36	—	—	64	—	74	174
Total Restructuring, Impairment and Other Charges	$1,807	$263	$297	$372	$120	$478	$3,337

Restructuring, impairment and other charges for the nine months ended September 28, 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Impairments net of gain on sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Print and Envelope
2013 Plan	$2,695	$—	$10	$289	$—	$126	$3,120
2012 Plan	(49)	265	232	210	—	746	1,404
Residual Plans	—	—	10	529	322	234	1,095
Acquisition Integration Plans	319	133	996	29	—	516	1,993
Total Print and Envelope	2,965	398	1,248	1,057	322	1,622	7,612
Label and Packaging
2013 Plan	748	—	—	—	—	—	748
2012 Plan	1	—	—	—	—	14	15
Residual Plans	(4)	—	—	(188)	—	—	(192)
Total Label and Packaging	745	—	—	(188)	—	14	571
Corporate
2013 Plan	1,827	—	—	64	—	64	1,955
Residual Plans	23	—	—	—	—	82	105
Total Corporate	1,850	—	—	64	—	146	2,060
Total Restructuring, Impairment and Other Charges	$5,560	$398	$1,248	$933	$322	$1,782	$10,243

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2013 Plan
Balance as of December 29, 2012	$—	$—	$—	$—	$—
Accruals, net	5,270	353	—	200	5,823
Payments	(3,903)	(199)	—	(200)	(4,302)
Balance as of September 28, 2013	$1,367	$154	$—	$—	$1,521

2012 Plan
Balance as of December 29, 2012	$1,199	$493	$5,400	$—	$7,092
Accruals, net	(48)	210	—	992	1,154
Payments	(1,025)	(336)	—	(992)	(2,353)
Balance as of September 28, 2013	$126	$367	$5,400	$—	$5,893

Residual Plans
Balance as of December 29, 2012	$127	$2,017	$19,519	$—	$21,663
Accruals, net	19	341	322	326	1,008
Payments	(146)	(1,086)	(2,259)	(326)	(3,817)
Balance as of September 28, 2013	$—	$1,272	$17,582	$—	$18,854

Acquisition Integration Plans
Balance as of December 29, 2012	$298	$1,088	$—	$—	$1,386
Accruals, net	319	29	—	1,512	1,860
Payments	(547)	(310)	—	(1,512)	(2,369)
Balance as of September 28, 2013	$70	$807	$—	$—	$877

13.  Income/(Loss) per Share

Basic income/(loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income/(loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options, RSUs and PSUs (“Equity Awards”) to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the 7% senior exchangeable notes due 2017 ("7% Notes") being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the nine months ended September 28, 2013 and September 29, 2012, the effect of approximately 24,041,047 and 25,066,150 shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of Equity Awards, were excluded from the calculation of diluted income/(loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income/(loss) per share for the periods ended (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Numerator for basic and diluted income/(loss) per share:
Income/(loss) from continuing operations	$10,491	$3,022	$(28,995)	$(23,139)
Income/(loss) from discontinued operations, net of taxes	13,492	1,453	14,950	(5)
Net income/(loss)	$23,983	$4,475	$(14,045)	$(23,144)
Numerator for diluted income/(loss) per share:
Income/(loss) from continuing operations - as reported	$10,491	$3,022	$(28,995)	$(23,139)
Interest expense on 7% Notes, net of taxes	1,020	1,020	—	—
Income/(loss) from continuing operations - after assumed conversions of dilutive shares	11,511	4,042	(28,995)	(23,139)
Income/(loss) from discontinued operations, net of taxes	13,492	1,453	14,950	(5)
Net income/(loss) for diluted income (loss) per share after assumed conversions of dilutive shares	$25,003	$5,495	$(14,045)	$(23,144)
Denominator for weighted average common shares outstanding:
Basic shares	64,333	63,624	64,032	63,502
Dilutive effect of convertible notes	20,831	20,831	—	—
Dilutive effect of equity awards	868	89	—	—
Diluted shares	86,032	84,544	64,032	63,502

Income/(loss) per share – basic:
Continuing operations	$0.16	$0.05	$(0.45)	$(0.36)
Discontinued operations	0.21	0.02	0.23	—
Net income/(loss)	$0.37	$0.07	$(0.22)	$(0.36)

Income/(loss) per share – diluted:
Continuing operations	$0.13	$0.04	$(0.45)	$(0.36)
Discontinued operations	0.16	0.02	0.23	—
Net income/(loss)	$0.29	$0.06	$(0.22)	$(0.36)

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

Operating income/(loss) of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses including stock-based compensation.

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present certain segment information (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales:
Print and envelope	$330,579	$328,906	$932,925	$971,161
Label and packaging	112,202	108,262	335,010	329,432
Total	$442,781	$437,168	$1,267,935	$1,300,593
Operating income/(loss):
Print and envelope	$15,184	$27,170	$38,298	$55,286
Label and packaging	9,053	12,472	32,547	37,343
Corporate	(7,713)	(7,360)	(25,801)	(23,094)
Total	$16,524	$32,282	$45,044	$69,535
Restructuring, impairment and other charges:
Print and envelope	$2,584	$3,490	$7,612	$21,247
Label and packaging	579	651	571	1,153
Corporate	174	49	2,060	166
Total	$3,337	$4,190	$10,243	$22,566
Net sales by product line:
Print	$152,862	$169,103	$427,451	$481,065
Envelope	177,717	159,803	505,474	490,096
Label	84,494	82,478	252,011	248,484
Packaging	27,708	25,784	82,999	80,948
Total	$442,781	$437,168	$1,267,935	$1,300,593
Intercompany sales:
Print and envelope to label and packaging	$97	$1,691	$657	$5,049
Label and packaging to print and envelope	2,223	1,902	3,840	5,024
Total	$2,320	$3,593	$4,497	$10,073

	September 28, 2013	December 29, 2012
Total assets:
Print and envelope	$819,195	$797,065
Label and packaging	348,601	327,726
Corporate	70,710	75,764
Total	$1,238,506	$1,200,555

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 28, 2013 and December 29, 2012 and for the three and nine months ended September 28, 2013 and September 29, 2012.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET September 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,906	$59	$1,573	$—	$8,538
Accounts receivable, net	—	116,221	149,364	1,347	—	266,932
Inventories	—	70,159	81,492	46	—	151,697
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	50,782	12,102	2,986	—	65,870
Assets of discontinued operations - current	—	—	339	—	—	339
Total current assets	—	281,006	243,356	5,952	(36,938)	493,376

Investment in subsidiaries	(473,010)	1,863,828	4,646	6,725	(1,402,189)	—
Property, plant and equipment, net	—	129,959	176,191	856	—	307,006
Goodwill	—	25,540	155,741	5,278	—	186,559
Other intangible assets, net	—	10,037	193,213	1,216	—	204,466
Other assets, net	—	41,453	5,096	482	—	47,031
Assets of discontinued operations - long-term	—	—	68	—	—	68
Total assets	$(473,010)	$2,351,823	$778,311	$20,509	$(1,439,127)	$1,238,506

Liabilities and Shareholders’ (Deficit)/Equity
Current liabilities:
Current maturities of long-term debt	$—	$8,886	$3,539	$—	$—	$12,425
Accounts payable	—	121,122	105,588	606	—	227,316
Accrued compensation and related liabilities	—	18,911	12,105	457	—	31,473
Other current liabilities	—	55,273	20,641	553	—	76,467
Liabilities of discontinued operations - current	—	1,601	971	—	—	2,572
Intercompany payable/(receivable)	—	1,333,274	(1,342,510)	9,236	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,539,067	(1,162,728)	10,852	(36,938)	350,253

Long-term debt	—	1,172,221	3,436	—	—	1,175,657
Other liabilities	—	113,545	73,703	(1,714)	—	185,534
Liabilities of discontinued operations - long-term	—	—	72	—	—	72
Shareholders’ (deficit)/equity	(473,010)	(473,010)	1,863,828	11,371	(1,402,189)	(473,010)
Total liabilities and shareholders’ (deficit)/equity	$(473,010)	$2,351,823	$778,311	$20,509	$(1,439,127)	$1,238,506

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) For the three months ended September 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$187,592	$251,212	$3,977	$—	$442,781
Cost of sales	—	163,606	200,099	3,651	—	367,356
Selling, general and administrative expenses	—	30,172	22,704	229	—	53,105
Amortization of intangible assets	—	137	2,189	133	—	2,459
Restructuring, impairment and other charges	—	1,992	1,344	1	—	3,337
Operating income/(loss)	—	(8,315)	24,876	(37)	—	16,524
Gain on bargain purchase	—	(12,443)	8	—	—	(12,435)
Interest expense, net	—	27,482	122	7	—	27,611
Intercompany interest expense/(income)	—	(281)	281	—	—	—
Loss on early extinguishment of debt, net	—	1,593	—	—	—	1,593
Other expense/(income), net	—	768	(84)	(89)	—	595
Income/(loss) from continuing operations before income taxes and equity in income/(loss) of subsidiaries	—	(25,434)	24,549	45	—	(840)
Income tax (benefit)/expense	—	(5,435)	(5,932)	36	—	(11,331)
Income/(loss) from continuing operations before equity in income/(loss) of subsidiaries	—	(19,999)	30,481	9	—	10,491
Equity in income/(loss) of subsidiaries	23,983	37,380	9	—	(61,372)	—
Income/(loss) from continuing operations	23,983	17,381	30,490	9	(61,372)	10,491
Income from discontinued operations, net of taxes	—	6,602	6,890	—	—	13,492
Net income/(loss)	23,983	23,983	37,380	9	(61,372)	23,983
Other comprehensive income/(loss):
Other comprehensive income/(loss) of subsidiaries	(31)	(31)	(1,073)	—	1,135	—
Currency translation adjustment	—	—	1,042	(1,073)	—	(31)
Comprehensive (loss)/income	$23,952	$23,952	$37,349	$(1,064)	$(60,237)	$23,952

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) For the nine months ended September 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$516,022	$741,124	$10,789	$—	$1,267,935
Cost of sales	—	444,788	601,643	9,961	—	1,056,392
Selling, general and administrative expenses	—	83,814	64,318	651	—	148,783
Amortization of intangible assets	—	411	6,664	398	—	7,473
Restructuring, impairment and other charges	—	6,841	3,388	14	—	10,243
Operating income/(loss)	—	(19,832)	65,111	(235)	—	45,044
Gain on bargain purchase	—	(12,443)	8	—	—	(12,435)
Interest expense, net	—	85,080	341	—	—	85,421
Intercompany interest expense/(income)	—	(935)	935	—	—	—
Loss on early extinguishment of debt, net	—	9,440	—	—	—	9,440
Other (income)/expense, net	—	1,646	(2,783)	(263)	—	(1,400)
Income/(loss) from continuing operations before income taxes and equity in income/(loss) of subsidiaries	—	(102,620)	66,610	28	—	(35,982)
Income tax (benefit)/expense	—	(2,724)	(4,324)	61	—	(6,987)
Income/(loss) from continuing operations before equity in income/(loss) of subsidiaries	—	(99,896)	70,934	(33)	—	(28,995)
Equity in income/(loss) of subsidiaries	(14,045)	76,670	(33)	—	(62,592)	—
Income/(loss) from continuing operations	(14,045)	(23,226)	70,901	(33)	(62,592)	(28,995)
Income from discontinued operations, net of taxes	—	9,181	5,769	—	—	14,950
Net (loss)/income	(14,045)	(14,045)	76,670	(33)	(62,592)	(14,045)
Other comprehensive income/(loss):
Other comprehensive income/(loss) of subsidiaries	(3,139)	(3,139)	(2,992)	—	9,270	—
Currency translation adjustment	—	—	(147)	(2,992)	—	(3,139)
Comprehensive (loss)/income	$(17,184)	$(17,184)	$73,531	$(3,025)	$(53,322)	$(17,184)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by/(used in) operating activities of continuing operations	$2,879	$(116,022)	$125,347	$(1,506)	$—	$10,698
Net cash provided by operating activities of discontinued operations	—	6,503	552	—	—	7,055
Net cash provided by/(used in) operating activities	2,879	(109,519)	125,899	(1,506)	—	17,753
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(33,166)	—	—	—	(33,166)
Capital expenditures	—	(9,883)	(13,021)	(141)	—	(23,045)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from insurance claim	—	—	3,036	—	—	3,036
Proceeds from sale of property, plant and equipment	—	250	7,611	—	—	7,861
Net cash (used in)/provided by investing activities of continuing operations	—	(44,449)	(2,374)	(141)	—	(46,964)
Net cash provided by investing activities of discontinued operations	—	20,715	21,999	—	—	42,714
Net cash (used in)/provided by investing activities	—	(23,734)	19,625	(141)	—	(4,250)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Repayment of Term Loan B due 2016	—	(390,005)	—	—	—	(390,005)
Payment of financing related costs and expenses and debt issuance discounts	—	(15,219)	—	—	—	(15,219)
Repayments of other long-term debt	—	—	(3,323)	—	—	(3,323)
Purchase and retirement of common stock upon vesting of RSUs	(509)	—	—	—	—	(509)
(Repayment)/borrowings under revolving credit facility, net	—	(18,000)	—	—	—	(18,000)
Proceeds from issuance of Term Loan facility	—	360,000	—	—	—	360,000
Borrowings under ABL facility due 2017	—	474,400	—	—	—	474,400
Repayments under ABL facility due 2017	—	(392,600)	—	—	—	(392,600)
Proceeds from exercise of stock options	76	—	—	—	—	76
Proceeds from issuance of 15% unsecured term loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% unsecured term loan due 2017	—	(30,000)	—	—	—	(30,000)
Proceeds from equipment loan	—	20,000	—	—	—	20,000
Intercompany advances	(2,446)	143,668	(142,462)	1,240	—	—
Net cash provided by/(used in) financing activities	(2,879)	134,396	(145,785)	1,240	—	(13,028)
Effect of exchange rate changes on cash and cash equivalents	—	—	34	(81)	—	(47)
Net increase/(decrease) in cash and cash equivalents	—	1,143	(227)	(488)	—	428
Cash and cash equivalents at beginning of period	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of period	$—	$6,906	$59	$1,573	$—	$8,538

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,763	$286	$2,061	$—	$8,110
Accounts receivable, net	—	98,199	155,188	1,002	—	254,389
Inventories	—	59,618	67,535	82	—	127,235
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	53,303	11,878	2,783	—	67,964
Assets of discontinued operations - current	—	5,171	6,094	—	—	11,265
Total current assets	—	258,992	240,981	5,928	(36,938)	468,963

Investment in subsidiaries	(464,314)	1,758,007	7,671	6,725	(1,308,089)	—
Property, plant and equipment, net	—	86,416	191,453	1,209	—	279,078
Goodwill	—	25,540	155,849	6,026	—	187,415
Other intangible assets, net	—	6,621	196,755	1,823	—	205,199
Other assets, net	—	40,301	3,827	504	—	44,632
Assets of discontinued operations - long-term	—	6,525	8,743	—	—	15,268
Total assets	$(464,314)	$2,182,402	$805,279	$22,215	$(1,345,027)	$1,200,555

Liabilities and Shareholders’ (Deficit)/Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,961	$4,787	$—	$—	$11,748
Accounts payable	—	104,941	74,394	515	—	179,850
Accrued compensation and related liabilities	—	14,409	9,755	514	—	24,678
Other current liabilities	—	56,766	20,069	532	—	77,367
Liabilities of discontinued operations - current	—	2,930	3,661	—	—	6,591
Intercompany payable/(receivable)	—	1,177,669	(1,185,665)	7,996	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,363,676	(1,036,061)	9,557	(36,938)	300,234

Long-term debt	—	1,166,360	5,510	—	—	1,171,870
Other liabilities	—	115,196	78,427	(1,738)	—	191,885
Liabilities of discontinued operations - long-term	—	1,484	(604)	—	—	880
Shareholders’ (deficit)/equity	(464,314)	(464,314)	1,758,007	14,396	(1,308,089)	(464,314)
Total liabilities and shareholders’ (deficit)/equity	$(464,314)	$2,182,402	$805,279	$22,215	$(1,345,027)	$1,200,555

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) For the three months ended September 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$165,588	$267,428	$4,152	$—	$437,168
Cost of sales	—	139,278	211,062	3,440	—	353,780
Selling, general and administrative expenses	—	24,236	20,043	190	—	44,469
Amortization of intangible assets	—	137	2,176	134	—	2,447
Restructuring, impairment and other charges	—	1,805	2,383	2	—	4,190
Operating income	—	132	31,764	386	—	32,282
Interest expense, net	—	28,784	148	(6)	—	28,926
Intercompany interest expense/(income)	—	(414)	391	23	—	—
Loss on early extinguishment of debt, net	—	25	—	—	—	25
Other (income)/expense, net	—	375	(3)	119	—	491
Income/(loss) from continuing operations before income taxes and equity in income/(loss) of subsidiaries	—	(28,638)	31,228	250	—	2,840
Income tax expense/(benefit)	—	(2,717)	1,768	767	—	(182)
Income/(loss) from continuing operations before equity in income/(loss) of subsidiaries	—	(25,921)	29,460	(517)	—	3,022
Equity in income/(loss) of subsidiaries	4,475	28,990	(517)	—	(32,948)	—
Income/(loss) from continuing operations	4,475	3,069	28,943	(517)	(32,948)	3,022
Income from discontinued operations, net of taxes	—	1,406	47	—	—	1,453
Net income/(loss)	4,475	4,475	28,990	(517)	(32,948)	4,475
Other comprehensive income/(loss):
Other comprehensive income/(loss) of subsidiaries	2,412	2,412	1,244	—	(6,068)	—
Currency translation adjustment	—	—	1,168	1,244	—	2,412
Comprehensive income/(loss)	$6,887	$6,887	$31,402	$727	$(39,016)	$6,887

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME/(LOSS) For the nine months ended September 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$507,767	$780,951	$11,875	$—	$1,300,593
Cost of sales	—	427,634	625,104	10,381	—	1,063,119
Selling, general and administrative expenses	—	76,760	60,567	591	—	137,918
Amortization of intangible assets	—	444	6,609	402	—	7,455
Restructuring, impairment and other charges	—	3,331	19,139	96	—	22,566
Operating income/(loss)	—	(402)	69,532	405	—	69,535
Interest expense, net	—	85,118	469	(13)	—	85,574
Intercompany interest expense/(income)	—	(1,102)	1,030	72	—	—
Loss on early extinguishment of debt, net	—	11,439	—	—	—	11,439
Other (income)/expense, net	—	(245)	23	(105)	—	(327)
Income/(loss) from continuing operations before income taxes and equity in income/(loss) of subsidiaries	—	(95,612)	68,010	451	—	(27,151)
Income tax expense/(benefit)	—	(7,680)	2,940	728	—	(4,012)
Income/(loss) from continuing operations before equity in income/(loss) of subsidiaries	—	(87,932)	65,070	(277)	—	(23,139)
Equity in income/(loss) of subsidiaries	(23,144)	58,186	(277)	—	(34,765)	—
Income/(loss) from continuing operations	(23,144)	(29,746)	64,793	(277)	(34,765)	(23,139)
Income/(loss) from discontinued operations, net of taxes	—	6,602	(6,607)	—	—	(5)
Net income/(loss)	(23,144)	(23,144)	58,186	(277)	(34,765)	(23,144)
Other comprehensive income/(loss):
Other comprehensive income/(loss) of subsidiaries	1,654	1,654	179	—	(3,487)	—
Currency translation adjustment	—	—	1,475	179	—	1,654
Comprehensive income/(loss)	$(21,490)	$(21,490)	$59,840	$(98)	$(38,252)	$(21,490)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by/(used in) operating activities of continuing operations	$4,446	$(95,188)	$100,680	$2,528	$—	$12,466
Net cash provided by operating activities of discontinued operations	—	5,780	432	—	—	6,212
Net cash provided by/(used in) operating activities	4,446	(89,408)	101,112	2,528	—	18,678
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(644)	—	—	—	(644)
Capital expenditures	—	(7,656)	(7,553)	(117)	—	(15,326)
Proceeds from sale of property, plant and equipment	—	32	2,301	—	—	2,333
Proceeds from sale of intangible assets	—	1,700	—	—	—	1,700
Intercompany note	—	3,900	—	—	(3,900)	—
Net cash used in investing activities of continuing operations	—	(2,668)	(5,252)	(117)	(3,900)	(11,937)
Net cash provided by investing activities of discontinued operations	—	16,251	23,359	—	—	39,610
Net cash provided by/(used in) investing activities	—	13,583	18,107	(117)	(3,900)	27,673
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)	—	—	—	(169,875)
Repayment of 7.875% senior subordinated notes	—	(196,088)	—	—	—	(196,088)
Borrowings of Term Loan B due 2016	—	17,987	—	—	—	17,987
Repayment of 8.375% senior subordinated notes	—	(24,787)	—	—	—	(24,787)
Payment of financing related costs and expenses and debt issuance discounts	—	(32,335)	—	—	—	(32,335)
Repayments of other long-term debt	—	(300)	(3,199)	—	—	(3,499)
Purchase and retirement of common stock upon vesting of RSUs	(734)	—	—	—	—	(734)
Proceeds from issuance of 11.5% senior notes	—	225,000	—	—	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
(Repayments)/borrowings under revolving credit facility, net	—	45,550	—	—	—	45,550
Intercompany note	—	—	—	(3,900)	3,900	—
Intercompany advances	(3,712)	117,920	(116,198)	1,990	—	—
Net cash (used in)/provided by financing activities of continuing operations	(4,446)	69,322	(119,397)	(1,910)	3,900	(52,531)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in)/provided by financing activities	(4,446)	67,670	(119,397)	(1,910)	3,900	(54,183)
Effect of exchange rate changes on cash and cash equivalents	—	—	401	13	—	414
Net (decrease) increase in cash and cash equivalents	—	(8,155)	223	514	—	(7,418)
Cash and cash equivalents at beginning of period	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of period	$—	$7,878	$503	$1,954	$—	$10,335

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012, which we refer to as our 2012 Form 10-K. Item 7 of our 2012 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 28, 2013.

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

Print and Envelope. We are one of the leading commercial printers and the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our print and envelope segment represented approximately 74.7% and 73.6% of our net sales for the three and nine months ended September 28, 2013, respectively.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. On December 31, 2012, we added to our label business with the acquisition of Express Label Company, which we refer to as Express Label. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 25.3% and 26.4% of our net sales for the three and nine months ended September 28, 2013, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and nine months ended September 28, 2013 and September 29, 2012 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three and nine months ended September 28, 2013 include the operating results of Express Label. National's results of operations are included in our operating results from September 16, 2013. Our results for the three and nine months ended September 29, 2012 do not include the operating results of National or Express Label.
2013 Overview
We believe that the mild recovery of the general economy experienced in 2012 has continued in 2013.  We believe our efforts to reduce our operating cost structure, which we began implementing at the beginning of the economic downturn, allowed us to mitigate significant impacts to our operating performance and to our business over the past three years. The print-related industries are highly fragmented and extremely competitive due to over capacity and pricing pressures. We believe these factors combined with a slow general economic recovery will continue to impact our results of operations throughout the remainder of 2013 and potentially into 2014.

Our current management focus is on the following areas:

Improving Sales Performance

Our sales focus has been and will continue to be on our customer experience across each of our businesses ensuring we meet our customer demands and work to expand our relationship with them through cross-selling initiatives available within our platform. During 2013, we implemented a customer relationship management tool across our entire sales platform. We have focused on our e-commerce platform in 2013 by investing in both capital investments and incremental headcount to support this platform. We have also begun a series of recruiting efforts with a focus on attracting not only talented individuals with experience in our current business lines, but also on individuals with experience in industry channels that we believe print related products will grow or have minimal secular decline in the future. In addition, the uncoated freesheet paper market, which is the primary input for our envelope and certain other products, will experience supply reduction beginning in the fourth quarter of 2013 through the first quarter of 2014. As a result, suppliers have announced price increases that are effective during our fourth quarter of 2013. We believe that we will be able to pass along these announced increases as well as other ancillary raw material costs, which we have not been able to pass along to our envelope customers over the past two years, onto our envelope customers beginning in our fourth quarter of 2013. As a result, we believe we will experience sales and margin improvements for a portion of our fourth quarter of 2013 and into 2014. We expect these focus points, along with our expanded geographic presence from the acquisition of certain assets of National, will allow us to experience modest sales growth despite operating in challenging industries and an uncertain economy.

Maintain Cost Structure

We continue to monitor our cost structure as marketplace conditions warrant and expect to further reduce our cost structure, as necessary. In the first quarter of 2013, as a result of margin pressures from rising input costs and price pressures experienced within our print and envelope segment, we initiated a plan to further reduce our cost structure. We also continue to focus on strategic investments, capital expenditures and acquisitions in areas that we believe will strengthen our manufacturing platform and product offerings and review strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations.

Integration of Certain Assets of National

We believe our acquisition of certain assets of National will provide much needed capacity reductions within the envelope industry. We have developed and begun implementing our preliminary plan to integrate those assets into our existing envelope operations in the third quarter of 2013. At this time, we expect this integration to take in excess of a year to complete due to the condition of National’s operating platform and asset base at the time of acquiring these assets out of bankruptcy.

Improving our Capital Structure

Since the beginning of 2011, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic assets, and taking advantage of attractive leverage loan and high yield debt market conditions. Since we began this initiative, we have reduced our outstanding debt by over $105 million, despite our continued reinvestments of cash into our businesses via three acquisitions and focused capital expenditures and paying over $55 million in transaction costs to assist us in improving our capital structure. At the beginning of 2013, we addressed a near term maturity that was coming due at the end of 2013 by entering into the Unsecured Term Loan for $50 million. As of November 5, 2013, there is $20 million remaining on the Unsecured Term Loan and we fully expect to repay the remaining $20 million in the next few months. During the second quarter of 2013, we refinanced our first lien debt, which extended our next sizable debt maturity until 2017 and resulted in increased cash flows via lower cash interest upon the completion of the refinancing. As part of the refinancing, we transitioned from a cash flow revolving credit facility to an asset-based revolving credit facility, which we refer to as our ABL facility, to further reduce interest expense. As of the end of September 2013, primarily due to our acquisition of certain assets of National, we now have approximately $47.0 million of suppressed capacity underlying our ABL facility and we may utilize our accordion feature within the ABL facility to borrow up to an additional $50 million to further enhance our capital structure by using this lower interest rate vehicle to address our higher interest rate debt currently outstanding.

Discontinued Operations

In September of 2013, we completed the sale of our custom envelope business, which we refer to as Custom Envelope, within our print and envelope segment and received net proceeds of $42.3 million. In addition to these proceeds, $4.9 million of additional purchase price consideration has been held in escrow and will be paid subject to certain financial adjustments, of which we received $2.5 million during the fourth quarter of 2013. The operating results of this divestiture are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

During the second quarter of 2013, we decided to exit the San Francisco market and closed a manufacturing facility within our print and envelope segment. The operating results of this manufacturing facility are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

In February of 2012, we completed the sale of our documents and forms business within our label and packaging segment. Net cash proceeds were approximately $35.5 million. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of approximately $4.7 million. The operating results of these divestitures are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

Reportable Segments

We operate two complementary reportable segments: the print and envelope segment and the label and packaging segment.

See below for a summary of net sales and operating income for our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our three and nine month reporting periods consisted of 13 weeks and 39 weeks, respectively, and ended on September 28, 2013 and September 29, 2012.

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$442,781	$437,168	$1,267,935	$1,300,593
Operating income/(loss):
Print and envelope	$15,184	$27,170	$38,298	$55,286
Label and packaging	9,053	12,472	32,547	37,343
Corporate	(7,713)	(7,360)	(25,801)	(23,094)
Total operating income	16,524	32,282	45,044	69,535
Gain on bargain purchase	(12,435)	—	(12,435)	—
Interest expense, net	27,611	28,926	85,421	85,574
Loss on early extinguishment of debt, net	1,593	25	9,440	11,439
Other expense/(income), net	595	491	(1,400)	(327)
(Loss)/income from continuing operations before income taxes	(840)	2,840	(35,982)	(27,151)
Income tax benefit	(11,331)	(182)	(6,987)	(4,012)
Income/(loss) from continuing operations	10,491	3,022	(28,995)	(23,139)
Income/(loss) from discontinued operations, net of taxes	13,492	1,453	14,950	(5)
Net income/(loss)	$23,983	$4,475	$(14,045)	$(23,144)
Income/(loss) per share – basic:
Continuing operations	$0.16	$0.05	$(0.45)	$(0.36)
Discontinued operations	0.21	0.02	0.23	—
Net income/(loss)	$0.37	$0.07	$(0.22)	$(0.36)

Income/(loss) per share – diluted:
Continuing operations	$0.13	$0.04	$(0.45)	$(0.36)
Discontinued operations	0.16	0.02	0.23	—
Net income/(loss)	$0.29	$0.06	$(0.22)	$(0.36)

Net Sales

Net sales increased $5.6 million, or 1.3%, in the third quarter of 2013, as compared to the third quarter of 2012. Sales in our label and packaging segment increased $3.9 million, and in our print and envelope segment $1.7 million.

Net sales decreased $32.7 million, or 2.5%, in the first nine months of 2013, as compared to the first nine months of 2012, due to lower sales from our print and envelope segment of $38.2 million, offset slightly by higher sales from our label and packaging segment of $5.6 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $15.8 million, or 48.8%, in the third quarter of 2013, as compared to the third quarter of 2012. This decrease was primarily due to a decrease in operating income from our print and envelope segment of $12.0 million and a decrease in operating income from our label and packaging segment of $3.4 million.

Operating income decreased $24.5 million, or 35.2%, in the first nine months of 2013, as compared to the first nine months of 2012. This decrease was due to: (i) a decrease in operating income from our print and envelope segment of $17.0 million; (ii) a decrease in operating income from our label and packaging segment of $4.8 million; and (iii) higher corporate expenses of $2.7 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

                During the third quarter and the first nine months of 2013, in connection with the acquisition of certain assets of National, we recognized a preliminary bargain purchase gain of approximately $12.4 million.

Interest Expense

Interest expense decreased $1.3 million to $27.6 million in the third quarter of 2013, as compared to $28.9 million in the third quarter of 2012. The decrease was primarily due to: (i) lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and proceeds from the sale of Custom Envelope; and (ii) lower interest rates related to our refinancing of debt in the second quarter of 2013. Interest expense in the third quarter of 2013 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.0%. This compares to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.2% in the third quarter of 2012.

Interest expense decreased $0.2 million to $85.4 million in the first nine months of 2013, as compared to $85.6 million in the first nine months of 2012. The decrease was primarily due to lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and the proceeds from the sale of Custom Envelope. These decreases were offset in part by higher interest rates prior to our refinancing of debt in the second quarter of 2013. Interest expense in the first nine months of 2013, reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.3%, as compared to average outstanding debt of $1.3 billion and a weighted average interest rate of 8.1%, in the first nine months of 2012.

We expect interest expense for the remainder of 2013 will be lower than the same period in 2012. This relates primarily to the refinancing completed in the second quarter of 2013.

Loss on Early Extinguishment of Debt

During the third quarter of 2013, we incurred an aggregate loss on early extinguishment of debt of $1.6 million, primarily related to the write-off of unamortized debt issuance costs and the write-off of original issuance discount related to the pay down of $15.0 million of our 15% unsecured term loan due 2017, which we refer to as our Unsecured Term Loan.

During the first nine months of 2013, we incurred an aggregate loss on early extinguishment of debt of $9.4 million, of which $6.4 million related to consent fees paid to consenting lenders, the write-off of unamortized debt issuance costs and the write-off of original issuance discount associated with the refinancing of our term loan and revolving credit facilities. Additionally, $2.9 million related to the write-off of unamortized debt issuance costs and the write-off of original issuance discount related to the pay down of $30.0 million of our Unsecured Term Loan.

During the first nine months of 2012, we incurred an aggregate loss on early extinguishment of debt of $11.4 million. In connection with refinancing activities, we incurred a loss on early extinguishment of debt of $13.8 million, of which $10.7 million relates to tender and consent fees paid to consenting lenders and $3.3 million relates to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment was partially offset by the gains on early extinguishment of debt of $2.4 million related to the repurchase of $198.3 million of our 7.875% senior subordinated notes due 2013, which we refer to as the 7.875% Notes, $170.0 million of our 10.5% senior notes due 2016, which we refer to as the 10.5% Notes, and $25.4 million of our 8.375% senior subordinated notes due 2014, which we refer to as the 8.375% Notes plus accrued and unpaid interest thereon.

Income Taxes

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)		(in thousands)
Income tax benefit from U.S. operations	$(11,308)	$(1,090)	$(6,997)	$(5,353)
Income tax (benefit) expense from foreign operations	(23)	908	10	1,341
Income tax benefit	$(11,331)	$(182)	$(6,987)	$(4,012)
Effective income tax rate	1,348.9%	(6.4)%	19.4%	14.8%

Effective Tax Rate

Our effective tax rate is calculated based upon a full-year forecast of income or loss. Consideration is given to permanent tax return items that impact our taxable income or loss relative to our results of operations and never reverse as a temporary book-tax timing item. These permanent type items, along with an estimate for state taxes, are the reason our effective tax rate is different from the federal statutory rate. The type of permanent adjustments that we generally incur cause our effective tax rate to be higher than the statutory federal rate when we forecast income for the full-year and lower than the statutory federal rate when we forecast a loss for the full-year. In our case, these permanent book-tax differences would increase taxable income or reduce a taxable loss, and in some instances, would generate taxable income where a book loss is forecasted for the year.

The expected annual effective tax rate is applied on year-to-date results of continuing operations and, together with discrete tax adjustments comprise our income tax expense or benefit for year-to-date continuing operations. As a result, the level of income tax expense or benefit recorded for the current quarter will include an adjustment for prior quarters due to the change in the projected annual effective tax rate and the impact the change in the rate has on prior quarter’s recorded tax expense or benefit. Our annual effective tax rate was negative for the six months ended June 29, 2013 resulting in tax expense being recorded against a pre-tax loss from continuing operations. Our expected annual effective tax rate was positive for the nine months ended September 28, 2013. As a result, the tax benefit recorded during the third quarter of 2013 was increased to reflect the changes made to the annual effective tax rate as that change impacted the calculation of taxes recorded during the first six months of the year.

In the third quarter of 2013, we had an income tax benefit of $11.3 million, compared to an income tax benefit of $0.2 million in the third quarter of 2012. The tax benefit for the third quarter of 2013 and 2012 primarily relates to income tax benefits on our domestic operations. Our effective tax rate in the third quarter of 2013 was higher than the federal statutory rate, primarily due to: (i) adjusting the year-to-date annual effective tax rate during our third quarter as a result of changing our annual book income forecast, which included the removal of income attributable to the Discontinued Operations; and (ii) recording the impact of our effective rate change on the first six months of continuing operations during our third quarter. The change in the annual effective tax rate that was recorded in our third quarter that is attributable to prior quarters was a $15.1 million tax benefit. This was offset by discrete tax expense items of $7.7 million during the quarter, which included $4.9 million of tax expense related to the bargain purchase gain on acquisition of certain assets of National. Our effective tax rate in the quarter ended September 29, 2012 was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

In the first nine months of 2013, we had an income tax benefit of $7.0 million, compared to an income tax benefit of $4.0 million in the first nine months of 2012. The tax benefit for the first nine months of 2013 primarily relates to income taxes on our domestic operations. Our effective tax rate for both periods was lower than the federal statutory rate, primarily due to non-deductible expenses and state income taxes.

Valuation Allowance

We assess the recoverability of our deferred tax assets and, to the extent recoverability does not satisfy the “more likely than not” recognition criteria, record a valuation allowance against our deferred tax assets. We consider all positive and negative evidence in evaluating our ability to realize our net deferred tax assets, including our operating results, ongoing tax planning, and forecast of future taxable income, on a jurisdiction by jurisdiction basis. Significant judgment is required with respect to the determination of whether or not a valuation allowance is required for certain of our deferred tax assets. As of September 28, 2013, the total valuation allowance on our net United States deferred tax assets was approximately $71.3 million. There was an increase during the third quarter of 2013 to the balance of our valuation allowance in the amount of $1.5 million. This increase relates to our ability to utilize certain state tax credits available to us as a result of state tax law changes that were made during the third quarter of 2013, which now provide an expiration date for the utilization of credits where the carryforward period was previously unlimited.

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
Income/(Loss) from Discontinued Operations, net of taxes
As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within our manufacturing platform, we decided to exit the San Francisco market and closed a manufacturing facility within the print and envelope segment in the second quarter of 2013. Additionally, in the third quarter of 2013, we completed the sale of Custom Envelope. The results of operations and cash flows of these businesses are reflected within discontinued operations for all periods presented herein, including the related tax effects. The results within income/(loss) from discontinued operations also contain the results from: (i) our documents and forms business sold in 2012; and (ii) our wide-format papers business sold in 2012. Collectively, we refer to these businesses as Discontinued Operations.
In the third quarter of 2013, income from Discontinued Operations was $13.5 million, which includes: (i) the gain on the sale of Custom Envelope of $12.5 million, net of tax expense of $10.7 million; (ii) income from operations of $1.3 million, net of tax expense of $0.8 million related to Custom Envelope; and (iii) a loss from operations of $0.3 million, net of a tax benefit of $0.2 million related to our San Francisco print facility.
In the first nine months of 2013, income from Discontinued Operations was $15.0 million, which includes: (i) the gain on the sale of Custom Envelope of $12.5 million, net of tax expense of $10.7 million; (ii) income from operations of $4.2 million, net of tax expense of $2.8 million related to Custom Envelope; and (iii) a loss from operations related to San Francisco of $1.8 million, net of a tax benefit of $0.1 million.
In the third quarter of 2012, income from Discontinued Operations was $1.5 million, which includes: (i) income from the operations of our discontinued operations of $1.6 million, net of tax expense of $1.0 million; and (ii) a loss on the sale of previous divestitures of $0.2 million, net of a tax benefit of $0.1 million.
In the first nine months of 2012, results from Discontinued Operations were flat. However, the results included a loss on sale of previous divestitures of $5.4 million, net of a tax benefit of $3.4 million, offset by income from operations of our discontinued operations of $5.4 million, net of tax expense of $3.5 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our two reportable segments. We assess performance based on net sales and operating income.

Print and Envelope

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)		(in thousands)
Segment net sales	$330,579	$328,906	$932,925	$971,161
Segment operating income	$15,184	$27,170	$38,298	$55,286
Operating income margin	4.6%	8.3%	4.1%	5.7%
Restructuring, impairment and other charges	$2,584	$3,490	$7,612	$21,247

Segment Net Sales

Segment net sales for our print and envelope segment increased $1.7 million, or 0.5%, in the third quarter of 2013, as compared to the third quarter of 2012. Net sales for our envelope operations increased $17.9 million primarily due to: (i) sales of $11.0 million from National in the third quarter of 2013, as National was not included in our results in the third quarter of 2012; (ii) higher sales volumes from our initiatives to obtain further market share within the more generic envelope products; and (iii) increased demand from certain direct mail customers. These increases were partially offset by: (i) lower sales volumes due to lower demand from our office products customers; and (ii) lower average selling prices due to our initiatives to gain market share as well as continued pricing pressures. Net sales for our commercial printing operations declined $16.2 million, primarily due to: (i) lower sales volumes due to timing of customer production schedules versus the prior year and lower customer demand; and (ii) continued pricing pressures present in the industry.

Segment net sales for our print and envelope segment decreased $38.2 million, or 3.9%, in the first nine months of 2013, as compared to the first nine months of 2012. Net sales for our commercial printing operations declined $53.6 million, primarily due to: (i) lower sales volumes due to timing of customer production schedules versus the prior year and lower customer demand; (ii) lower average selling prices due to continued pricing pressures present in the industry; and (iii) a journal plant closure occurring in the first quarter of 2012. Net sales for our envelope operations increased $15.4 million primarily due to: (i) sales of $11.0 million from National in the third quarter of 2013, as National was not included in our results in the first nine months of 2012; (ii) higher sales volumes from our initiatives to obtain further market share within the more generic envelope products; and (iii) increased demand from certain direct mail customers. These increases were partially offset by: (i) lower sales volumes from our office products customers related to our decision to exit certain low margin business; and (ii) lower average selling prices due to our initiatives to gain market share as well as continued pricing pressures.

Segment Operating Income

Segment operating income for our print and envelope segment decreased $12.0 million, or 44.1%, in the third quarter of 2013, as compared to the third quarter of 2012. The decrease was primarily caused by higher selling, general and administrative expenses of $7.7 million, primarily due to acquisition-related costs of $4.7 million from the acquisition of certain assets of National. This decrease was also caused by lower gross margin of $5.2 million, primarily related to: (i) higher input costs from our commercial printing operations; and (ii) continued lower average selling prices and higher input costs within our envelope operations. We have not had the ability to pass along material price increases to our envelope customers over the past two years. These decreases were partially offset by: (i) gross margin contribution of National in the third quarter of 2013, as National was not included in our results in the third quarter of 2012; and (ii) lower restructuring, impairment and other charges of $0.9 million.

Segment operating income for our print and envelope segment decreased $17.0 million, or 30.7%, in the first nine months of 2013, as compared to the first nine months of 2012. This decrease was primarily due to lower gross margin of $23.4 million, which was primarily due to: (i) lower sales volumes and higher input costs from our commercial printing operations; and (ii)continued lower average selling prices, and higher input costs within our envelope operations. We have not had the ability to pass along material price increases to our envelope customers over the past two years. Additionally, we incurred higher selling, general and administrative expenses of $7.3 million, primarily due to acquisition-related costs of $4.8 million from the acquisition of certain assets of National. The decrease was partially offset by: (i) gross margin contribution of National in the third quarter of 2013, as National was not included in our results in the first nine months of 2012; and (ii) lower restructuring, impairment and other charges of $13.6 million, primarily due to the closure and consolidation of a print plant into our existing operations in the first quarter of 2012.

Label and Packaging

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(in thousands)		(in thousands)
Segment net sales	$112,202	$108,262	$335,010	$329,432
Segment operating income	$9,053	$12,472	$32,547	$37,343
Operating income margin	8.1%	11.5%	9.7%	11.3%
Restructuring, impairment and other charges	$579	$651	$571	$1,153

Segment Net Sales

Segment net sales for our label and packaging segment increased $3.9 million, or 3.6%, in the third quarter of 2013, as compared to the third quarter of 2012. Net sales from our packaging operations increased $1.9 million, primarily due to increased sales volumes from new account wins. Net sales from our label operations increased $2.0 million, primarily due to: (i) the acquisition of Express Label in the first quarter of 2013, as Express Label was not included in our results in the third quarter of 2012; and (ii) higher sales from our ability to pass along price increases primarily within our specialty and custom products business to cover higher raw material input costs. These increases are offset in part by lower sales volumes primarily from our specialty and custom products business, due to lower customer demand.

Segment net sales for our label and packaging segment increased $5.6 million, or 1.7%, in the first nine months of 2013, as compared to the first nine months of 2012. Net sales from our label operations increased $3.5 million, primarily due to: (i) the acquisition of Express Label in the first quarter of 2013, as Express Label was not included in our results in the first nine months of 2012; and (ii) higher sales from our ability to pass along price increases within our specialty and custom products business to cover higher raw material input costs. These increases were offset in part by lower sales volumes from our short-run and long-run label businesses due to lower customer demand. Net sales from our packaging operations increased $2.1 million primarily due to increased sales volumes from previous account wins.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $3.4 million, or 27.4% in the third quarter of 2013, as compared to the third quarter of 2012. The decrease was primarily due to: (i) lower gross margins of $2.6 million, primarily due to higher input costs; and (ii) higher selling, general and administrative expenses of $0.9 million primarily due to the acquisition of Express Label as Express Label was not included in our results in the third quarter of 2012.

Segment operating income for our label and packaging segment decreased $4.8 million, or 12.8%, in the first nine months of 2013, as compared to the first nine months of 2012. This decrease was primarily due to: (i) higher selling, general and administrative expenses of $3.2 million primarily driven by our e-commerce initiatives; and (ii) lower gross margins of $2.1 million primarily due to higher input costs. These decreases were offset in part by: (i) lower restructuring, impairment and other charges of $0.6 million; and (ii) increased gross margins from our label operations due to the acquisition of Express Label, as Express Label was not included in our results in the first nine months of 2012.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses increased $0.4 million, or 4.8%, in the third quarter of 2013, as compared to the third quarter of 2012, primarily due to higher restructuring, impairment and other charges. Corporate expenses increased by $2.7 million, or 11.7%, in the first nine months of 2013, as compared to the first nine months of 2012, primarily due to higher restructuring, impairment and other charges.

Restructuring, Impairment and Other Charges

During the first nine months of 2013, we completed the integration of our acquisition of Envelope Product Group, which we refer to as EPG, with the closure and consolidation of an envelope facility. We also implemented additional cost savings actions in the first quarter of 2013, which is focused on overhead cost elimination, including targeted headcount reductions of approximately 200 employees to date and the potential closure of certain manufacturing facilities.

Also, upon the completion of the acquisition of certain assets of National, we developed and began implementing a plan to integrate those assets, which we refer to as the National Plan, into our existing envelope operations. Since the date of acquisition, activities related to the National Plan included the closure and consolidation of a warehouse into our existing envelope operations and the elimination of duplicative headcount. We expect the National Plan to be completed during our 2015 fiscal year.

During the third quarter of 2013, as a result of our restructuring and integration activities, we incurred $3.3 million of restructuring, impairment and other charges, which included $1.8 million of employee separation costs, $0.3 million of asset impairments (net), equipment moving expenses of $0.3 million, lease termination expenses of $0.4 million, multi-employer pension withdrawal expenses of $0.1 million and building clean-up and other expenses of $0.5 million.

During the third quarter of 2012, as a result of our restructuring and integration activities, we incurred $4.2 million of restructuring, impairment and other charges, which included $2.6 million of employee separation costs, $0.8 million of asset impairments (net), equipment moving expenses of $0.1 million, lease termination expenses of $0.1 million, multi-employer pension withdrawal expenses of $0.2 million and building clean-up and other expenses of $0.4 million.

During the first nine months of 2013, as a result of our restructuring and integration activities, we incurred $10.2 million of restructuring, impairment and other charges, which included $5.6 million of employee separation costs, $0.4 million of asset impairments (net), equipment moving expenses of $1.2 million, lease termination expenses of $0.9 million, multi-employer pension withdrawal expenses of $0.3 million and building clean-up and other expenses of $1.8 million.

During the first nine months of 2012, as a result of our restructuring and integration activities, we incurred $22.6 million of restructuring, impairment and other charges, which included $5.9 million of employee separation costs, asset impairments, net of $7.5 million, equipment moving expenses of $0.7 million, lease termination expenses of $0.8 million, multi-employer pension withdrawal expenses of $5.1 million and building clean-up and other expenses of $2.6 million.

As of September 28, 2013, our total restructuring liability was $27.1 million, of which $6.6 million is included in other current liabilities and $20.5 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $23.0 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

There were no goodwill or intangible asset impairments recorded in the three and nine months ended September 28, 2013 and September 29, 2012. Continued performance by our Print reporting unit which is consistent with its year-to-date performance may result in an impairment charge on both goodwill and indefinite-lived intangible assets at the time the annual test is performed at the beginning of December. As of September 28, 2013, goodwill and indefinite-lived intangible asset carrying values for the Print reporting unit were $51.1 million and $44.8 million, respectively.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $10.7 million in the first nine months of 2013, which was primarily due to our net loss adjusted for non-cash items of $17.5 million, and a source of cash of $8.1 million from working capital, primarily offset by pension and post-retirement plan contributions, net of pension expense, of $10.0 million. The source of working capital primarily resulted from a source of cash from accounts payable due to changes in the timing of vendor payments. This source of cash was offset by: (i) a use of cash from inventory, primarily resulting from the acquisition of certain assets of National and the purchase of inventory ahead of anticipated supply constraints within our specialty product business line; (ii) a use of cash from accounts receivables due to National and the timing of collections from and sales to our customers; and (iii) a use of cash from other working capital changes primarily due to the timing of interest payments on our outstanding debt.

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

Net cash provided by operating activities of continuing operations was $12.5 million in the first nine months of 2012, which was primarily due to our net loss adjusted for non-cash items of $51.1 million, and was offset by a use of cash of $26.0 million from working capital and pension and post-retirement plan contributions, net of pension expense of $11.5 million. The use of working capital primarily resulted from: (i) a use of cash from other working capital changes primarily due to the timing of interest payments on our outstanding debt and a payment of a litigation settlement; (ii) a use of cash from accounts payable due to the timing of vendor payments; and (iii) a use of cash from our inventories primarily due to the purchase of paper in advance of a price increase and the need to maintain finished goods inventory levels to meet customer contract requirements. These uses of cash were offset by a source of cash from accounts receivables due to the timing of collections from and sales to our customers.

Net Cash Provided By Operating Activities of Discontinued Operations. Represents the net cash provided by operating activities of our Discontinued Operations.

Net Cash Used in Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $47.0 million in the first nine months of 2013, primarily resulting from: (i) $33.2 million of cash consideration paid for the acquisition of Express Label and certain assets of National; (ii) capital expenditures of $23.0 million; and (iii) a cash investment of $1.7 million. These uses of cash were offset in part by: (i) proceeds received from the sale of property, plant and equipment of $7.9 million; and (ii) proceeds received from an insurance claim of $3.0 million as a result of a fire that destroyed a press in our label and packaging segment.

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

Net cash used in investing activities of continuing operations was $11.9 million in the first nine months of 2012, primarily resulting from: (i) capital expenditures of $15.3 million; and (ii) $0.6 million of cash consideration for an acquisition related to working capital settlement provisions. These uses of cash were offset in part by: (i) proceeds received from the sale of property, plant and equipment of $2.3 million; and (ii) proceeds received from the sale of an intangible asset of $1.7 million.
Net Cash Provided by Investing Activities of Discontinued Operations. Represents the net cash provided by our Discontinued Operations related to investing activities. In the first nine months of 2013, the cash provided by discontinued investing activities of $42.7 million is comprised primarily of net cash proceeds of $42.3 million from the sale of Custom Envelope.
In the first nine months of 2012, the cash provided by discontinued operations related to investing activities primarily relates to net cash proceeds of approximately $39.6 million from the sale of our documents and forms business and our wide-format paper business.

Net Cash Used In Financing Activities of Continuing Operations. Net cash used in financing activities of continuing operations was $13.0 million in the first nine months of 2013, primarily due to: (i) proceeds from the issuance of $360 million secured term loan facility, which we refer to as the Term Loan Facility; (ii) proceeds from the issuance of our $200 million ABL Facility; (iii) proceeds from the issuance of our Unsecured Term Loan of $50.0 million; and (iv) proceeds from the issuance of an equipment loan of $20.0 million in connection with the acquisition of certain assets of National. These sources of cash were offset by: (i) the repayment of our term loan B due 2016, which we refer to as our Term Loan B, of $390.0 million; (ii) the repayment of our 7.875% Notes of $67.8 million; (iii) the repayment of our Unsecured Term Loan of $30.0 million; (iv) repayments of our revolving credit facility, due 2014, which we refer to as the Revolving Credit Facility, of $18.0 million; (v) the payment of $15.2 million of financing related costs and expenses including an original issuance discount of $2.5 million on the issuance of our Unsecured Term Loan, and an original issuance discount of $1.8 million on the issuance of our $360 million Term Loan Facility; and (vi) the repayment of other long-term debt of $3.3 million.

Net cash used in financing activities of continuing operations was $52.5 million in the first nine months of 2012, primarily due to refinancing activities, including the issuance of $65 million aggregate principal amount of an additional term loan, which we refer to as the Term Loan Add-On, the repayment of $45.1 million of term loans primarily as a result of the excess cash flow sweep feature and the open market repurchases and retirements of our 7.875% Notes, 10.5% Notes and 8.375% Notes, of approximately $79.8 million, $5.0 million and $2.0 million, respectively, for $77.9 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest. These refinancing activities also included: (i) the repayment of $118.4 million of our 7.875% Notes, $165.0 million of our 10.5% Notes, and $23.2 million of our 8.375% Notes; (ii) the payment of $30.0 million of tender and consent fees and related transaction costs; (iii) the issuance of our $225.0 million 11.5% senior notes due 2017, which we refer to as the 11.5% Notes with an original issuance discount of $8.3 million; and (iv) the issuance of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes. These decreases were offset by: (i) proceeds from the issuance of our 11.5% Notes; (ii) proceeds from the issuance of our 7% Notes; and (iii) borrowings under our revolving credit facility.

Net Cash Used in Financing Activities of Discontinued Operations. Represents the net cash used in our Discontinued Operations related to financing activities. In the first nine months of 2012, the cash used in discontinued financing activities relates to fees paid by us to amend our credit facilities of $1.7 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of September 28, 2013, an increase of $4.5 million from December 29, 2012. This increase was primarily due to the acquisitions of Express Label and certain assets of National, fees associated with debt refinance costs, and net capital expenditures, partially offset by the proceeds from the sale of Custom Envelope and cash flows from operations. As of September 28, 2013, approximately 62% of our debt outstanding was subject to fixed interest rates. As of November 5, 2013, we had approximately $43.0 million borrowing availability under our $200 million ABL Facility. From time to time we may refinance our debt obligations as business needs and market conditions warrant.

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

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If we do not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Term Loan, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equaled $37.5 million on August 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Term Loan is guaranteed by the Company and each existing and future direct and indirect North American subsidiary of Cenveo on an unsecured basis. The Unsecured Term Loan contains customary covenants that, among other things, place limits on the ability of the Company and/or the other guarantors to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Term Loan also contains customary representations and warranties and events of default.

On April 16, 2013, we completed the refinancing of our existing Term Loan B and Revolving Credit Facility, which we refer to together as our Refinanced Facility, by entering into: (i) a Second Amended and Restated Credit Agreement providing for a $360 million Term Loan Facility, with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent; and (ii) a Credit Agreement providing for a $200 million ABL Facility, which together with the Term Loan Facility we refer to as the 2013 Credit Facilities, with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, issuing bank and swingline lender. In connection with the 2013 Credit Facilities, we capitalized debt issuance costs of $7.2 million, of which $1.8 million relates to original issuance discount. Proceeds from the 2013 Credit Facilities together with available cash on hand were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

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

The obligations under the 2013 Credit Facilities are each guaranteed by Cenveo and each existing and future direct and indirect North American subsidiary. The 2013 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of Cenveo and our North American subsidiaries, including: (i) all capital stock of each present and future subsidiary (with certain exclusions of foreign subsidiaries); (ii) all present and future inter-company debt; (iii) all intellectual property rights, including patents, trademarks and copyrights; and (iv) substantially all of the present and future other property and assets, including material real property.

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

On September 16, 2013, in connection with the acquisition of certain assets of National, we entered into an equipment loan in the aggregate amount of $20.0 million, secured by the machinery and equipment of National. Interest on the equipment loan accrues at a rate of LIBOR plus 11% per year and is payable monthly in arrears for a period of five years beginning on November 1, 2013. In connection with the equipment loan, we capitalized debt issuance costs of $0.7 million.

We may from time to time seek to purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Letters of Credit

As of September 28, 2013, we had outstanding letters of credit of approximately $22.3 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

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

As part of the refinancing that closed in April 2013, both Moody's and Standard & Poor's initiated ratings on the 2013 Term Loan as outlined above. In June 2013, Standard & Poor's lowered ratings on the Corporate Rating and each tranche by one level. The detail of all current ratings has been provided in the table above.
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

As of September 28, 2013, we were in compliance with all debt agreement covenants. Certain acquisitions or dispositions of assets or prolonged declines in operating performance may require the Company to obtain consents and/or amendments from its lender base in accordance with its debt agreements. While the Company expects that any necessary consent or amendment would be obtained, there can be no assurance this will be the case. Any such consent or amendment may result in up-front fees or higher interest costs. A consent or amendment may also involve other changes to the Company's debt agreements that, while not directly related to changing covenants that are directly related to such acquisitions or dispositions or to the operating performance of the Company, may restrict the Company's future operating flexibility.
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

As of September 28, 2013, we had variable rate debt outstanding of $457.0 million. A 1% increase to the current LIBOR rates would have a $1.1 million impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and nine months ended September 28, 2013, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of $1.8 million and $5.5 million, respectively, and operating income of approximately $0.1 million and $0.1 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of September 28, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013 in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 28, 2013 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*	Asset Purchase Agreement, dated as of August 21, 2013, among Cenveo Corporation, Cenveo, Inc. and NE Opco, Inc.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on November 6, 2013.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)