Form 10-K
period 2013-12-28
CENVEO, INC
filed 2014-02-26
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 29, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $109,519,661 based on the closing sale price as reported on the New York Stock Exchange.
As of February 25, 2014, the registrant had 66,351,596 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about May 1, 2014.

CENVEO, INC. AND SUBSIDIARIES

PART I
Item 1.  Business

Overview

We are a diversified manufacturing company focused on print related products. Our broad portfolio of products includes envelope converting, commercial printing, label manufacturing and specialty packaging. We operate a global network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers.

We operate our business in three complementary reportable segments: envelope, print, and label and packaging. During the fourth quarter of 2013, we completed a realignment of our segments as a result of a change in management reporting and strategy. Previously, we reported our segments as print and envelope and label and packaging.

Envelope. We are the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our envelope segment had net sales of $749.9 million, $658.2 million and $706.6 million and operating income of $39.8 million, $45.5 million and $46.8 million, in 2013, 2012 and 2011, respectively. Total assets for our envelope segment were $472.3 million and $376.2 million, as of the years ended 2013 and 2012, respectively. Our envelope segment represented approximately 42.2% of our consolidated net sales for the year ended 2013.

Our envelope segment offers direct mail products used for customer solicitations and transactional envelopes used for billing and remittance by end users including financial institutions, insurance companies and telecommunications companies. We also produce a broad line of specialty and stock envelopes which are sold through wholesalers, distributors and national catalogs for the office product markets and office product superstores.

Print. We are one of the leading commercial printers in North America. Our print segment had net sales of $529.8 million, $585.6 million and $627.0 million and operating (loss) income of $(6.0) million, $32.8 million and $43.7 million, in 2013, 2012 and 2011, respectively. Total assets for our print segment were $320.7 million and $378.1 million, as of the years ended 2013 and 2012, respectively. Our print segment represented approximately 29.8% of our consolidated net sales for the year ended 2013.

Our print segment primarily caters to the consumer products, automotive, travel and leisure and telecommunications industries. We provide a wide array of print offerings to our customers including electronic prepress, digital asset archiving, direct-to-plate technology, high-quality color printing on web and sheet-fed presses, digital printing and content management. The broad selection of print products we produce includes car brochures, annual reports, direct mail products, advertising literature, corporate identity materials and brand marketing materials.  Our content management business offers complete solutions, including: editing, content processing, content management, electronic peer review, production, distribution and reprint marketing.

Label and Packaging.  We are a leading label manufacturer, and the largest North American prescription label manufacturer for retail pharmacy chains. On December 31, 2012, we added to our label business with the acquisition of Express Label Company, which we refer to as Express Label. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment had net sales of $498.2 million, $494.4 million and $510.8 million and operating income of $32.6 million, $54.7 million and $57.8 million in 2013, 2012 and 2011, respectively. Total assets for our label and packaging segment were $356.2 million and $370.4 million, as of the years ended 2013 and 2012, respectively. Our label and packaging segment represented approximately 28.0% of our consolidated net sales for the year ended 2013.

Our label and packaging segment produces a diverse line of custom labels for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customers. We produce pressure-sensitive prescription labels for the retail pharmacy chain market. We produce premium, high-quality promotional packaging offerings including, folded carton and full body shrink sleeves. Our primary customers for our specialty packaging products are pharmaceutical, apparel, neutraceutical and other large, multinational consumer product companies.

The primary methods of distribution of the principal products for our three segments are by freight carriers, direct shipment via express mail and the United States postal system.

Acquisitions and Divestitures
Acquisitions

On September 16, 2013, we acquired certain assets of National. National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with our acquisition. National manufactured and distributed envelope products for the wholesale, billing, financial, direct mail and office products markets and had approximately1,600 employees. We believe the acquisition of certain assets of National will enhance our manufacturing capabilities and reduce capacity in the envelope industry.
On December 31, 2012, we acquired all of the assets of Express Label, which had annual net sales of approximately $5.4 million prior to our acquisition. Express Label is a label business focusing on food and grocery customers, and was acquired to further enhance our label operations.

Divestitures

On September 28, 2013, we completed the sale of our Custom Envelope Group, which we refer to as Custom Envelope. Additionally, during the second quarter of 2013, we decided to exit the San Francisco market and closed a manufacturing facility located there. As a result, the financial results of Custom Envelope and the San Francisco facility have been accounted for as discontinued operations. Our historical, consolidated financial statements have been reclassified to reflect these discontinued operations separately from continuing operations for all periods presented. See Note 3 of our consolidated financial statements for further discussion.

In February of 2012, we completed the sale of our documents and forms business, which we refer to as the Documents Group. In January of 2012, we completed the sale of our wide-format papers business. Collectively, we refer to these businesses as the Discontinued Operations.

Our Business Strategy
Our business strategy has been, and continues to be, focused on improving sales performance, pursuing and integrating strategic acquisitions, improving our cost and capital structure, and maintaining reasonable levels of financial flexibility. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost structure and deliver quality product offerings to our customers.

Improving Sales Performance

Our sales focus has been, and will continue to be, on our customers' experience across each of our businesses, ensuring we meet our customers' demands. We conduct regular reviews of our product offerings, manufacturing processes and distribution methods to ensure they meet the changing needs of our customers. By expanding our product offerings, we intend to increase cross-selling opportunities to better serve our existing customer base. Additionally, we will continue to make investments in our e-commerce platform and sales force to maintain and expand our customer base.
Pursuing Strategic Acquisitions
We continue to selectively review opportunities to expand within growing niche markets, broaden our product offerings and increase our economies of scale through acquisitions. Our acquisition strategy is focused on product expansion or expanding our position in the current markets in which we operate. We believe this focused approach to acquisitions will allow us to grow at a faster pace than the broader industries in which we do business, and continue to leverage our competitive advantage by utilizing our existing infrastructure, operating expertise and customer relationships. We intend to continue practicing acquisition disciplines and pursuing opportunities for greater expected profitability and cash flow and improved operating efficiencies, such as increased utilization of our manufacturing assets. We believe our acquisition strategy will allow us to both realize increased revenue and cost-saving synergies, and apply our management expertise to improve the operations of acquired entities.
Improving our Cost Structure
We regularly assess our operations with a view toward eliminating operations that are not aligned with our core operations, or are underperforming. Over the past seven years, we have initiated cost savings, restructuring and acquisition integration plans that have included the closure of a significant number of manufacturing facilities throughout our operating platform and a significant number of headcount reductions. We continue to work with our core suppliers to improve all aspects of our purchasing spend and other logistical capabilities as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors.
Improving our Capital Structure
We are focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leverage loan and high yield debt market conditions.
Our Industry

The overall industry for print related products is highly fragmented with excess capacity. We face price sensitivity and price pressures in many of our businesses. The information set forth below is applicable to the operating environments within our segments.
Raw Materials

The primary materials used in our businesses are paper, ink, film, offset plates, chemicals and cartons, with paper accounting for the majority of total material costs.  We purchase these materials from a number of key suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for our operations. However, in times of limited supply, we have occasionally experienced minor delays in delivery.  We believe we purchase our materials and supplies at competitive prices, primarily due to the size and scope of our purchasing power; however, many of our businesses experience pricing pressure related to increases in the cost of materials used in the production of our products. The uncoated freesheet paper market, which is the primary input for our envelope and certain other products, experienced supply reductions beginning in the fourth quarter of 2013 which will continue into the first quarter of 2014. As a result, our suppliers announced price increases which became effective for us during our fourth quarter of 2013 or will become effective for us in 2014. We have begun the process of negotiating these increases as well as other ancillary raw material costs, which we have not been able to pass along to our envelope customers over the past two years, with our envelope customers beginning in our fourth quarter of 2013. While we believe we will be successful in our ability to pass through our increased costs, we cannot be assured we will be successful in every effort. Moreover, any increase in price may have an adverse impact on the product volume levels our customers have ordered previously.

While we expect to pass along to our customers a substantial portion of any raw materials price increase, any price increase passed along carries the risk of an offsetting decrease in demand for our products.
Patents, Trademarks and Trade Names
Our sales do not materially depend upon any single patent or group of related patents; however, we do market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents expire between 2014 and 2031 and our trademarks expire between 2014 and 2028. During the fourth quarter of 2013, we made the decision to retire certain trade names during 2014 as a result of rebranding our print and packaging business lines.

Seasonality
Our envelope market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets during the fourth quarter of the year, primarily related to holiday purchases.
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
Our general label business has historically experienced a seasonal increase in net sales during the first and second quarters of the year, primarily resulting from the release of our product catalogs to the trade channel customers and our customers’ spring advertising campaigns. Our prescription label business has historically experienced seasonality in net sales due to cold and flu seasons, generally concentrated in the fourth and first quarters of the year. As a result of these seasonal variations, some of our label operations operate at or near capacity at certain times throughout the year. Our packaging business has not historically experienced seasonal variations.

Backlog

Backlog generally is not considered a significant factor in our business due to the relatively short delivery periods and frequent inventory turnover many of our businesses experience. Our backlog of customer orders to be produced or shipped was approximately $119.4 million and $98.5 million as of the years ended 2013 and 2012, respectively.
Competition
We compete with a few multi-plant and many single-plant companies which primarily service regional and local markets in selling our envelope products. We also face competition from alternative sources of communication and information transfer such as electronic mail, the internet, interactive television and electronic retailing. Although these sources of communication and advertising may eliminate some domestic envelope sales in the future, we believe we will experience continued demand for envelope products due to: (i) the ability of our customers to obtain a relatively low-cost information delivery vehicle that may be customized with text, color, graphics and action devices to achieve the desired presentation effect; (ii) the ability of our direct mail customers to penetrate desired markets as a result of the widespread delivery of mail to residences and businesses through the United States Postal Service; and (iii) the ability of our direct mail customers to include return materials inside their mailings. Principal competitive factors in the envelope business are quality, service and price. Although all three factors are equally important, various customers may emphasize one or more over the others.
In selling our commercial print product offerings, we compete with large multinational commercial printing companies, as well as regional and local printers. The commercial printing industry continues to have excess capacity, and is highly competitive in most of our product categories and geographic regions. This excess capacity has resulted in a competitive pricing environment, in which companies have focused on reducing costs in order to preserve operating margins. Competition is based largely on price, quality and servicing the special needs of customers. We believe this environment, combined with recent economic trends, will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.
In selling our printed labels products, we compete with other label manufacturers with nationwide locations as well as regional and local printers that typically sell within a few hundred mile radius of their plants. Printed labels competition is based mainly on quick-turn customization, quality of products and customer service levels.
Employees
We employed approximately 8,700 people worldwide as of the year ended 2013, approximately 25% of whom were members of various local labor unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe no single collective bargaining agreement is material to our operations as a whole.
Environmental Regulations
Our operations are subject to federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, waste generation, handling, management and disposal, and remediation of contaminated sites. We have implemented environmental programs designed to ensure that we operate in compliance with the applicable laws and regulations governing environmental protection. We believe we are in substantial compliance with applicable laws and regulations relating to environmental protection, and we do not anticipate material capital expenditures will be required to achieve or maintain compliance with environmental laws and regulations. However, there can be no assurance newly discovered conditions, or new laws and regulations or stricter interpretations of existing laws and regulations, will not result in increased compliance or remediation costs.

Executive Officers
The following presents a list of our executive officers, their age, present position, the year elected to their present position and other positions they have held during the past five years.  Robert G. Burton, Jr. and Michael G. Burton are the sons of Robert G. Burton, Sr. There are no undisclosed arrangements or understandings pursuant to which any person was selected as an officer. This information is presented as of the date of the Form 10-K filing.

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	73	Chairman and Chief Executive Officer	2005
Robert G. Burton, Jr.	38	President	2011
Scott J. Goodwin	36	Chief Financial Officer	2012
Mark S. Hiltwein	50	President, Envelope Operations	2012
Michael G. Burton	36	President, Print, Label & Packaging	2013
Ian R. Scheinmann	45	Senior Vice President, Legal Affairs	2010
Robert G. Burton, Sr.  Mr. Burton, 73, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company which invests in manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President, and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President, and Chief Executive Officer of World Color Press, Inc., a $3.0 billion diversified printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.
Robert G. Burton, Jr. Mr. Burton, Jr., 38, has served as Cenveo’s President since August 10, 2011. From December 2010 to August 2011, Mr. Burton was President of Corporate Operations, with a primary focus on M&A, Treasury, IT, Human Resources, Legal and Investor Relations. From September 2005 to December 2010, Mr. Burton was EVP of Investor Relations, Treasury, HR and Legal at Cenveo. He has been a member of the Chairman’s Executive Committee since joining Cenveo. From 2004 to 2005, Mr. Burton was also President of Burton Capital Management, LLC and was the primary investment officer before he joined Cenveo on September 12, 2005. Mr. Burton has over 16 years of business experience as an Investor Relations, M&A and financial professional. Mr. Burton also served as the Senior Vice President, Investor Relations and Corporate Communications for Moore Wallace Incorporated (and its predecessor, Moore Corporation) from December 2001 to May 2003. Mr. Burton served as Vice President, Investor Relations of Walter Industries in 2000. From 1996 through December 1999, Mr. Burton held various management positions at World Color Press, Inc., including Vice President, Investor Relations. Mr. Burton earned a Bachelor of Arts degree from Vanderbilt University.

Scott J. Goodwin. Mr. Goodwin, 36, has served as Cenveo's Chief Financial Officer since August 2012 and was Chief Accounting Officer from April 2012 to August 2012.  From June 2009 to April 2012, Mr. Goodwin served as Cenveo's Corporate Controller. Mr. Goodwin joined Cenveo as its Assistant Corporate Controller in June 2006.  Prior to joining Cenveo, Mr. Goodwin spent seven years in public accounting at Deloitte & Touche LLP.  Mr. Goodwin is a Certified Public Accountant and received his degree in accounting from The Citadel.
Mark S. Hiltwein. Mr. Hiltwein, 50, has served as Cenveo's President, Envelope Operations since August 2012. Mr. Hiltwein was Cenveo's Chief Financial Officer from December 2009 to August 2012 and was Chief Financial Officer from July 2007 to June 2009.  From June 2009 to December 2009, Mr. Hiltwein served as Cenveo's President of Field Sales and Manufacturing.  From July 2005 to July 2007, he was President of Smartshipper.com, an online third party logistics company.  From February 2002 through July 2005, Mr. Hiltwein was Executive Vice President and Chief Financial Officer of Moore Wallace Incorporated, a $3.5 billion printing company.  Prior to that, he served as Senior Vice President and Controller from December 2000 to February 2002.  Mr. Hiltwein has served in a number of financial positions from 1992 through 2000 with L.P. Thebault Company, a commercial printing company, including Chief Financial Officer from 1997 through 2000.  Mr. Hiltwein began his career at Mortenson and Associates, a regional public accounting firm where he held various positions in the audit department. Mr. Hiltwein received his Bachelor's degree in accounting from Kean University and he is a CPA.

Michael G. Burton. Mr. Burton, 36, has served as Cenveo’s President, Print, Label and Packaging Group since July, 2013. In November 2010 Mr. Burton became President of the Label division and subsequently became responsible for the Packaging division in January 2012. From September 2005 to November 2010, Mr. Burton was Senior Vice President, Operations with a primary focus on, Procurement, Information Technology, Environmental Health & Safety, and Human Resources. From 2003 to 2005, Mr. Burton was also Executive Vice President, Operations of Burton Capital Management, LLC. He was a founding member of this group before he joined Cenveo on September 12, 2005. Mr. Burton was previously Vice President of Commercial & Subsidiary Operations, a $600 million division of Moore Corporation Limited. Mr. Burton received his Bachelor of Arts degree from the University of Connecticut where he was captain of the football team.
Ian R. Scheinmann. Mr. Scheinmann, 45, has served as Cenveo’s Senior Vice President, Legal Affairs since August 2010. From May 2010 until August 2010, he served as Cenveo’s in-house real estate counsel.  Prior to joining Cenveo, Mr. Scheinmann was Cenveo’s outside real estate counsel as a member of Rudoler & DeRosa, LLC where his practice covered a wide range of real estate and business transactions.  Prior to joining Rudoler & DeRosa, Mr. Scheinmann was a real estate shareholder with Greenberg Traurig, LLP from August 2002 until March 2009. From 1995 until 2002, he was engaged in private practice with (i) Dilworth Paxson, LLP (September 2000 until July 2002); (ii) Anderson, Kill and Olick, P.C. (November 1996 until May 2000); and (iii) Weiner Lesniak (October 1995 until October 1996).  Mr. Scheinmann received his B.S.B.A. from the John M. Olin School of Business at Washington University, St. Louis, Missouri and his J.D. with honors from Seton Hall University School of Law.

Cautionary Statements

Certain statements in this report, particularly statements found in “Risk Factors,” “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made or continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements generally can be identified by the use of terminology such as “may,” “will,” “expect,” “intend,” “estimate,” “anticipate,” “plan,” “foresee,” “believe” or “continue” and similar expressions, or as other statements which do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict or quantify. Management believes these statements to be reasonable when made. However, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements.

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
Available Information
Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website. In May 2013, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for our year ended 2012 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.
The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) which contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A.   Risk Factors
Many factors which affect our business and operations involve risks and uncertainties. The factors described below are some of the risks that could materially harm our business, financial conditions, results of operations or prospects.
The recent United States and global economic conditions have adversely affected us and could continue to do so.
The current United States and global economic conditions have affected and, most likely, will continue to affect our results of operations and financial position. A significant part of our business relies on our customers’ printing spend. The prolonged downturn in the United States and global economies and an uncertain economic outlook has reduced the demand for printed materials and related offerings that we provide our customers. Consequently, the reductions and delays in our customers’ spending have adversely impacted and could continue to adversely impact our results of operations, financial position and cash flows. We believe the extended economic uncertainty will continue to impact our operating results.
Our substantial level of indebtedness could impair our financial condition, and prevent us from fulfilling our business obligations.
We currently have a substantial amount of debt, which requires significant principal and interest payments.  As of our year ended 2013, our total indebtedness was approximately $1.2 billion.  Our level of indebtedness could affect our future operations, for example by:

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
Our ability to make scheduled payments on, or to reduce or refinance, our indebtedness will depend on our future financial and operating performance, and prevailing market conditions. Our future performance will be affected by the impact of general economic, financial, competitive and other factors beyond our control, including the availability of financing in bank and capital markets. We cannot be certain our business will generate sufficient cash flow from operations in an amount necessary to service our debt.  If we are unable to meet our debt obligations or to fund our other liquidity needs, we may be required to restructure or refinance all, or a portion of, our debt to avoid defaulting on our debt obligations or to meet other business needs.  Such a refinancing of our indebtedness could result in higher interest rates, could require us to comply with more onerous covenants further restricting our business operations, could be restricted by another one of our debt instruments outstanding, or refinancing opportunities may not be available at all.
The terms of our indebtedness impose significant restrictions on our operating and financial flexibility.
The agreements governing our principal debt obligations contain various covenants which limit our ability to, among other things:

•	incur or guarantee additional indebtedness;

•	make restricted payments, including dividends and prepaying indebtedness;

•	create or permit certain liens;

•	enter into business combinations and asset sale transactions;

•	make investments, including capital expenditures;

•	amend organizational documents and change accounting methods;

•	enter into transactions with affiliates; and,

•	enter into new businesses.
These restrictions could limit our ability to obtain future financing, make acquisitions or incur needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities which may arise. Our senior secured term loan facility also contains a maximum consolidated leverage ratio which we must be in compliance with on a quarterly basis, and our senior secured asset-based revolving credit facility contains a minimum consolidated fixed charge coverage ratio which, under certain circumstances, we must comply with on a quarterly basis. Our ability to meet these financial ratios may be affected by events beyond our control, such as further deterioration in general economic conditions. We are also required to provide certain financial information on a quarterly basis. Our failure to maintain applicable financial ratios, in certain circumstances, or effective internal controls would prevent us from borrowing additional amounts, and could result in a default under our senior secured term loan facility and/or senior secured asset-based revolving credit facility. A default could cause the indebtedness outstanding under the senior secured term loan facility and/or the senior secured asset-based revolving credit facility, and, by reason of cross-acceleration or cross-default provisions, the senior, senior exchangeable and senior second lien notes, the senior unsecured term loan facility and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our senior secured term loan facility, senior secured asset-based revolving credit facility and senior second lien notes indenture could initiate a bankruptcy or liquidation proceeding, or proceed against the collateral granted to them which secures that indebtedness. If the lenders under our senior secured term loan facility agreement, senior secured asset-based revolving credit facility agreement and/or senior second lien notes indenture were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.
There are additional borrowings available to us which could further exacerbate our risk exposure from debt.
Despite current indebtedness levels, we may incur substantial additional indebtedness in the future. Our senior secured term loan facility, senior secured asset-based revolving credit facility, senior unsecured term loan facility and senior, senior exchangeable and senior second lien notes indentures and our other debt instruments limit, but do not prohibit, us from incurring additional debt. If we incur additional debt above our current outstanding levels, the risks associated with our substantial leverage would increase.
To the extent we make select acquisitions, we may not be able to successfully integrate the acquired businesses into our business.
In the past, we have grown rapidly through acquisitions. We intend to continue to pursue select acquisition opportunities within our core and niche businesses.  To the extent we seek to pursue additional acquisitions, we cannot be certain target businesses will be available on favorable terms or that, if we are able to acquire businesses on favorable terms, we will be able to successfully integrate or profitably manage them.  Successfully integrating an acquisition involves minimizing disruptions and efficiently managing substantial changes, some of which may be beyond our control. An acquisition always carries the risk that such changes, including facility and equipment location, management and employee base, policies, philosophies and procedures, could have unanticipated effects, could require more resources than intended and could cause customers to temporarily or permanently seek alternate suppliers.  A failure to realize acquisition synergies and savings could negatively impact the results of both our acquired and existing operations.
A decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of assets, including goodwill and other long-lived assets.
We have material amounts of goodwill and other long-lived assets on our consolidated balance sheet. A decline in expected profitability, particularly the impact of an extended uncertainty in the United States and global economies, could call into question the recoverability of our related goodwill and other long-lived assets and require us to write down or write-off these assets.
The industries in which we operate our business are highly competitive and extremely fragmented.
The industries in which we compete are highly competitive and extremely fragmented. In the envelope market, we compete primarily with a few multi-plant and many single-plant companies servicing regional and local markets. In the commercial printing market, we compete against a few large, diversified and financially stronger printing companies, as well as smaller regional and local commercial printers, many of which are capable of competing with us on volume, price and production quality.  We believe there currently is excess capacity in the industries in which we operate, which has resulted in substantial price competition which may continue as customers put product work out for competitive bid.  We are constantly seeking ways to reduce our costs, become more efficient and attract customers.  We cannot, however, be certain these efforts will be successful or our competitors will not be more successful in their similar efforts.  If we fail to reduce costs and increase productivity, or to meet customer demand for new value-added products, services or technologies, we may face decreased revenues and profit margins in markets where we encounter price competition, which in turn could reduce our cash flow and profitability.

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
Factors other than postal rates which affect the volume of mail sent through the United States postal system may also negatively affect our business. Congress enacted a federal “Do Not Call” registry in response to consumer backlash against telemarketers and is contemplating enacting so-called “anti-spam” legislation in response to consumer complaints about unsolicited e-mail advertisements.  If similar legislation becomes enacted for direct mail advertisers, our business could be adversely affected. Additionally, the United States Postal Service has also indicated the potential need to reduce delivery days from six to five.  We can provide no assurance that such a change would not impact our customers’ decisions to use direct mail products, which may in turn cause a decrease in our revenues and profitability; however, we do not expect such an impact.
The availability of the internet and other electronic media may adversely affect our business.
Our business is highly dependent upon the demand for envelopes sent through the mail.  Such demand comes from utility companies, banks and other financial institutions, among other companies.  Our printing business also depends upon demand for printed advertising among other products.  Consumers increasingly use the internet and other electronic media to purchase goods and services, and for other purposes, such as paying bills and obtaining electronic versions of printed product.  The level of acceptance of electronic media by consumers as well as the extent that consumers are replacing traditional printed reading materials with internet hosted media content or e-reading devices is difficult to predict. Advertisers use the internet and other electronic media for targeted campaigns directed at specific electronic user groups.  We cannot be certain the acceleration of the trend towards electronic media will not cause a decrease in the demand for our products.  If demand for our products decreases, our cash flow or profitability could materially decrease.
Increases in paper costs and any decreases in the availability of our raw materials could have a material effect on our business.
Paper costs represent a significant portion of our cost of materials. Changes in paper pricing generally do not affect the operating margins of our commercial printing business, because the transactional nature of the business allows us to pass on most announced increases in paper prices to our customers. However, our ability to pass on increases in paper prices is dependent upon the competitive environment at any given time. Paper pricing also affects the operating margins of our envelope business. We have historically been less successful in immediately passing on such paper price increases due to several factors, including contractual restrictions in certain cases and the inability to quickly update catalog prices in other instances. Moreover, rising paper costs, and their consequent impact on our pricing, could lead to a decrease in demand for our products.
We depend on the availability of paper in manufacturing most of our products.  During periods of tight paper supply, many paper producers allocate shipments of paper based on the historical purchase levels of customers.  In the past, we have occasionally experienced minor delays in delivery.  Any future delay in availability could negatively impact our cash flow and profitability.
We depend on good labor relations.
As of our year ended 2013, we employed approximately 8,700 people worldwide, approximately 25% of whom were members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.
Environmental laws may affect our business.
Our operations are subject to federal, state, local and foreign environmental laws and regulations, including those relating to air emissions, wastewater discharge, waste generation, handling, management and disposal, and remediation of contaminated sites. Currently unknown environmental conditions or matters at our existing and prior facilities, new laws and regulations, or stricter interpretations of existing laws and regulations could result in increased compliance or remediation costs which, if substantial, could have a material effect on our business or operations in the future.
We are dependent on key management personnel.
Our success will depend to a significant degree on our executive officers and other key management personnel.  We cannot be certain we will be able to retain our executive officers and key personnel, or attract additional qualified management in the future.  In addition, the success of any acquisitions we may pursue may depend, in part, on our ability to retain management personnel of the acquired companies. We do not carry key person insurance on any of our managerial personnel.
Our business could be materially adversely affected by any failure, interruption or security lapse of our information technology systems.
We are increasingly dependent on information technology systems to process transactions, manage inventory, purchase, sell and ship goods on a timely basis and maintain cost-efficient operations. We use information systems to support decision making and to monitor business performance. Our information technology systems depend on global communications providers, telephone systems, hardware, software and other aspects of internet infrastructure which can experience significant system failures and outages.  Our systems are susceptible to outages due to fire, floods, power loss, telecommunications failures and similar events.  Despite the implementation of network security measures, our systems are vulnerable to computer viruses and similar disruptions from unauthorized tampering with our systems.  In addition, cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, denial of service attacks and other electronic security breaches which could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. The occurrence of these or other events could disrupt or damage our information technology systems and inhibit internal operations, the ability to provide customer service or provide management with accurate financial and operational information essential for making decisions at various levels of management.
Item 1B.   Unresolved Staff Comments
None.
Item 2. Properties
We currently occupy 66 manufacturing facilities, primarily in North America, of which 18 are owned and 48 are leased. We also lease our corporate headquarters space in Stamford, Connecticut. We believe we have adequate facilities to conduct our current and future operations.
Item 3. Legal Proceedings

From time to time we may be involved in claims or lawsuits that arise in the ordinary course of business. Accruals for claims or lawsuits have been provided for to the extent losses are deemed probable and estimable. Although the ultimate outcome of these claims or lawsuits cannot be ascertained, on the basis of present information and advice received from counsel, it is our opinion that the disposition or ultimate determination of such claims or lawsuits will not have a material effect on our consolidated financial statements.
In the case of administrative proceedings related to environmental matters involving governmental authorities, we do not believe that any imposition of monetary damages or fines would be material.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The certificate of incorporation of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, states that the total authorized capital stock is 100 million shares of common stock, $0.01 par value per share, which we refer to as Common Stock. Each share of voting Common Stock is entitled to one vote in respect of each share of Cenveo voting Common Stock held of record on all matters submitted to a vote of stockholders.
Our Common Stock is traded on the New York Stock Exchange, which we refer to as NYSE under the symbol “CVO.” As of February 5, 2014, there were 602 shareholders of record and, as of that date, we estimate there were approximately 10,582 beneficial owners holding stock in nominee or “street” name. The following table sets forth, for the periods indicated, the range of the high and low closing prices for our Common Stock as reported by the NYSE:

2013	High	Low
First Quarter	$3.03	$1.98
Second Quarter	2.40	1.99
Third Quarter	3.00	2.02
Fourth Quarter	3.53	2.75

2012	High	Low
First Quarter	$5.23	$3.13
Second Quarter	3.51	1.57
Third Quarter	2.44	1.80
Fourth Quarter	2.70	1.90
We have not paid a dividend on our Common Stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a significant portion of our debt obligations limit our ability to pay Common Stock dividends.
See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding our stock compensation plans. Compensation information required by Item II will be presented in our 2014 definitive proxy statement, which is incorporated herein by reference.

The graph below compares five-year returns of our Common Stock with those of the S&P 500 Index and the S&P 1500 Commercial Printing Index. The graph assumes that $100 was invested as of our year ended 2008 in each of our Common Stock, the S&P 500 Index, and the S&P 1500 Commercial Printing Index and that all dividends were reinvested. The S&P 1500 Commercial Printing Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the commercial printing sector.

	Years Ended
	2008	2009	2010	2011	2012	2013
Cenveo	100.00	196.63	120.00	76.41	60.67	77.30
S&P 500 Index	100.00	126.46	145.50	148.58	172.35	228.17
S&P 1500 Commercial Printing Index	100.00	156.94	158.68	146.94	132.82	270.03

Item 6.  Selected Financial Data
The following table sets forth our selected financial and operating data for the years ended December 28, 2013, December 29, 2012, December 31, 2011, January 1, 2011 and January 2, 2010, which we refer to as the years ended 2013, 2012, 2011, 2010 and 2009, respectively.
The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the SEC. Additionally, it reflects the reclassification of Custom Envelope, our San Francisco manufacturing facility, Documents Group and our wide-format papers business to discontinued operations, for all periods presented.

CENVEO, INC. AND SUBSIDIARIES (in thousands, except per share data)

	Years Ended
Statement of Operations:	2013		2012		2011		2010	2009
Net sales	$1,777,808		$1,738,293		$1,844,371		$1,643,286	$1,547,602
Restructuring and other charges	13,100		27,100		17,812		44,731	68,034
Impairment of goodwill and intangible assets	33,367		—		—		181,419	—
Operating income (loss)	29,363		101,185		105,162		(130,504)	5,876
Loss (gain) on early extinguishment of debt, net	11,324		12,487		(4,011)		9,592	(16,917)
Loss from continuing operations	(85,527)	(1)	(80,528)	(3)	(8,694)		(205,387)	(55,910)
Income from discontinued operations, net of taxes	16,741	(2)	641	(4)	129	(5)	19,011	24,971
Net loss	(68,786)	(1) (2)	(79,887)	(3) (4)	(8,565)	(5)	(186,377)	(30,939)
Loss per share from continuing operations:
Basic	(1.32)		(1.27)		(0.14)		(3.29)	(0.98)
Diluted	(1.32)		(1.27)		(0.14)		(3.29)	(0.98)
Income per share from discontinued operations:
Basic	0.25		0.01		—		0.30	0.44
Diluted	0.25		0.01		—		0.30	0.44
Net loss per share:
Basic	(1.07)		(1.26)		(0.14)		(2.99)	(0.54)
Diluted	(1.07)		(1.26)		(0.14)		(2.99)	(0.54)

Balance Sheet data:
Total assets	$1,213,704		$1,200,555		$1,391,104		$1,412,270	$1,536,185
Total long-term debt, including current maturities	1,185,525		1,183,618		1,246,343		1,294,003	1,233,917
__________________________

(1)	Includes $40.6 million valuation allowance related to deferred tax assets.

(2)	Includes $14.9 million gain on sale of discontinued operations, net of tax expense of $10.7 million.

(3)	Includes $56.5 million valuation allowance related to deferred tax assets.

(4)	Includes $6.3 million loss on sale of discontinued operations, net of tax benefit of $2.6 million.

(5)	Includes $13.5 million goodwill impairment charges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which we refer to as the Form 10-K. Certain statements we make under this Item 7 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. See Cautionary Statements regarding forward-looking statements in Item 1, and Risk Factors in Item 1A.

Introduction and Executive Overview

We are a diversified manufacturing company focused on print related products. Our broad portfolio of products includes envelope converting, commercial printing, label manufacturing and specialty packaging. We operate a global network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers.
Our business strategy has been, and continues to be, focused on improving sales performance, pursuing and integrating strategic acquisitions, improving our cost and capital structure, and maintaining reasonable levels of financial flexibility. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost structure and deliver quality product offerings to our customers.

See Part 1 Item 1 of this Form 10-K for a more complete description of our business.
2013 Overview/2014 Outlook

Economy and Industry Highlights
We believe that the mild recovery of the general economy experienced in 2012 continued in 2013. We currently expect similar recovery trends for the foreseeable future, particularly in 2014. The print related industries are highly fragmented and extremely competitive due to over-capacity and pricing pressures. We believe these factors, combined with a slow general economic recovery, will continue to impact our results of operations into 2014.

Our current management focus is on the following areas:

Improving Sales Performance

Our sales focus has been, and will continue to be, on our customers' experience across each of our businesses, ensuring we meet our customers' demands. We seek to expand our relationship with them through cross-selling initiatives available within our platform. During 2013, we implemented a customer relationship management tool across our entire sales platform, and we focused on our e-commerce platform in 2013 through both capital investments and incremental headcount. We have also begun a series of sales recruiting efforts with a focus on attracting not only talented individuals with experience in our current business lines, but also individuals with experience in complementary industry channels. We expect these focus points, along with our expanded geographic presence from the acquisition of certain assets of National, will allow us to experience modest sales growth despite operating in challenging industries and an uncertain economy. In addition, the uncoated freesheet paper market, which is the primary input for our envelope and certain other products, experienced supply reductions beginning in the fourth quarter of 2013 which will continue into the first quarter of 2014. As a result, our suppliers announced price increases which became effective for us during our fourth quarter of 2013. We have begun the process of negotiating these increases as well as other ancillary raw material costs, which we have not been able to pass along to our envelope customers over the past two years, with our envelope customers beginning in our fourth quarter of 2013. While we believe we will be successful in our ability to pass through our increased costs, we cannot be assured we will be successful in every effort. Moreover, any increase in price may have an adverse impact on the product volume levels our customers have ordered previously.

Integrating Certain Assets of National

We believe our acquisition of certain assets of National will provide much needed capacity reductions within the envelope industry. We developed and began implementing our plan to integrate those assets into our existing envelope operations in the third quarter of 2013. At this time, we expect this integration to take in excess of a year to complete due to the condition of National’s operating platform and asset base at the time of acquiring these assets out of bankruptcy.

Improving our Cost Structure

We continue to monitor our cost structure as marketplace conditions warrant, and expect to further reduce costs as necessary. In the first quarter of 2013, as a result of margin pressures from rising input costs and price pressures experienced within our envelope and print segments, we initiated a plan to further reduce our cost structure. We also continue to focus on strategic investments, capital expenditures and acquisitions in areas that we believe will strengthen our manufacturing platform and product offerings. We continue to review strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations.

Improving our Capital Structure

Since the beginning of 2011, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leverage loan and high yield debt market conditions. Since we began this initiative, we have reduced our outstanding debt by over $105 million, despite our continued reinvestments of cash into our businesses via four acquisitions, focused capital expenditures, and incurring over $55 million in transaction costs associated with the improvement of our capital structure. At the beginning of 2013, we addressed a near-term maturity which was coming due at the end of 2013 by entering into an unsecured $50.0 million aggregate principal amount term loan due 2017, which we refer to as the Unsecured Term Loan. As of February 5, 2014, there is $10.0 million remaining on the Unsecured Term Loan, which we expect to repay in full in the next few months. During the second quarter of 2013, we refinanced our first lien debt, which extended our next sizable debt maturity until 2017 and resulted in increased cash flows via lower cash interest upon the completion of the refinancing. As part of the refinancing, we transitioned from a cash flow revolving credit facility to an asset-based revolving credit facility, which we refer to as our ABL Facility, to further reduce interest expense. In December of 2013, primarily due to our acquisition of certain assets of National, we increased our borrowing capacity on our ABL Facility to $230 million from $200 million, supported by over $60 million of suppressed capacity underlying our ABL Facility. The accordion feature within our ABL Facility will, subject to the satisfaction of customary conditions, permit us to borrow up to an additional $20 million to further enhance our capital structure by using this lower interest rate vehicle to address our higher interest rate debt currently outstanding.

Acquisitions

On September 16, 2013, we acquired certain assets of National. National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with our acquisition. National manufactured and distributed envelope products for the billing, financial, direct mail and office products markets and had approximately 1,600 employees. We believe the acquisition of certain assets of National will enhance our manufacturing capabilities and reduce capacity in the envelope industry.

On December 31, 2012, we acquired all of the assets of Express Label, which had annual net sales of approximately $5.4 million prior to our acquisition. Express Label is a label business that focuses on food and grocery customers and was acquired to further enhance our label operations.

Discontinued Operations

In September of 2013, we completed the sale of Custom Envelope within our envelope segment and received net proceeds of $44.8 million.     During the second quarter of 2013, we decided to exit the San Francisco market and closed a manufacturing facility within our print segment.

In February of 2012, we completed the sale of Documents Group within our label and packaging segment. Net cash proceeds were approximately $35.5 million. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of approximately $4.7 million.

The operating results of these transactions are reported in discontinued operations in our consolidated financial statements for all periods presented.

Reportable Segments

We operate three complementary reportable segments: envelope, print and the label and packaging segments. During the fourth quarter of 2013, we completed a realignment of our segments as a result of a change in management reporting and strategy. Our historical financial statement disclosures have been updated to reflect the current year presentation.

Deferred Taxes

In the fourth quarter of 2013, we recorded a non-cash valuation allowance charge of $40.6 million related to the realizability of our net deferred tax assets due to excess capacity and pricing pressure combined with the decline in net sales and operating performance of our print segment during 2013.
In the fourth quarter of 2012, we recorded a non-cash valuation allowance charge of $56.5 million related to the realizability of our net deferred tax assets due to excess capacity and pricing pressure, combined with the decline in net sales of our print segment during 2012.
Goodwill and Intangible Asset Impairments
We did not record any goodwill impairment charges in 2013 or 2012.
In the fourth quarter of 2011, we recorded non-cash goodwill impairment charges of $13.5 million related to the Discontinued Operations. These charges were due to our carrying value of the assets, including goodwill and intangible assets, of the Discontinued Operations being in excess of the fair value we received from divesting these businesses.
During the fourth quarter of 2013, we made the decision to retire certain indefinite-lived trade names in 2014 as a result of rebranding our print and packaging business lines. Accordingly, based on our evaluation using a relief from royalty and other discounted cash flow methodologies, we concluded that those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce their carrying value to their estimated fair value. Those trade names have a remaining carrying value of $1.9 million as of the year ended 2013, which will be amortized over their remaining useful life of less than one year. There were no intangible asset impairments in the years ended 2012 or 2011.

Consolidated Operating Results

This MD&A includes an overview of our consolidated results of operations for 2013, 2012 and 2011 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the year ended 2013 include the operating results of Express Label for a full year and National's results of operations are included in our operating results from September 16, 2013. Our results for the year ended 2012 and 2011 do not include the operating results of National or Express Label.

A summary of our consolidated statements of operations is presented below.  The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments we use internally to assess our operating performance. Our reporting periods for 2013, 2012 and 2011 each consisted of 52 week periods ending on the Saturday closest to the last day of the calendar month and ended on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. We refer to such periods herein as: (i) the year ended 2013; (ii) the year ended 2012; and (iii) the year ended 2011. All references to years and year-ends herein relate to fiscal years rather than calendar years.

	For The Years Ended
	2013	2012	2011
	(in thousands, except per share amounts)
Net sales	$1,777,808	$1,738,293	$1,844,371
Operating income (loss):
Envelope	$39,775	$45,485	$46,838
Print	(6,042)	32,845	43,709
Label and packaging	32,644	54,666	57,768
Corporate	(37,014)	(31,811)	(43,153)
Total operating income	29,363	101,185	105,162
Gain on bargain purchase	(17,262)	—	(11,720)
Interest expense, net	112,677	114,755	115,968
Loss (gain) on early extinguishment of debt, net	11,324	12,487	(4,011)
Other (income) expense, net	(5,602)	(1,249)	9,074
Loss from continuing operations before income taxes	(71,774)	(24,808)	(4,149)
Income tax expense	13,753	55,720	4,545
Loss from continuing operations	(85,527)	(80,528)	(8,694)
Income from discontinued operations, net of taxes	16,741	641	129
Net loss	$(68,786)	$(79,887)	$(8,565)
(Loss) income per share – basic:
Continuing operations	$(1.32)	$(1.27)	$(0.14)
Discontinued operations	0.25	0.01	—
Net loss	$(1.07)	$(1.26)	$(0.14)

(Loss) income per share – diluted:
Continuing operations	$(1.32)	$(1.27)	$(0.14)
Discontinued operations	0.25	0.01	—
Net loss	$(1.07)	$(1.26)	$(0.14)

Net Sales

Net sales increased $39.5 million, or 2.3%, in 2013, as compared to 2012, due to higher sales from our envelope segment of $91.7 million and higher sales from our label and packaging segment of $3.7 million, offset by lower sales in our print segment of $55.9 million.

Net sales decreased $106.1 million, or 5.8%, in 2012, as compared to 2011, primarily due to lower sales from our print segment of $41.4 million, $48.4 million from our envelope segment and $16.3 million from our label and packaging segment.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $71.8 million, or 71.0%, in 2013, as compared to 2012. This decrease was due to: (i) a decrease in operating income from our print segment of $38.9 million; (ii) a decrease in operating income from our label and packaging segment of $22.0 million; (iii) a decrease in operating income from our envelope segment of $5.7 million; and (iv) higher corporate expenses of $5.2 million.

Operating income decreased $4.0 million, or 3.8%, in 2012, as compared to 2011. This decrease was primarily due to decreases from: (i) our print segment of $10.9 million; (ii) our label and packaging segment of $3.1 million; and (iii) our envelope segment of $1.4 million, partially offset by lower corporate expenses of $11.3 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

                During 2013, in connection with the acquisition of certain assets of National, we recognized a preliminary bargain purchase gain of approximately $17.3 million.

During 2011, in connection with the acquisition of MeadWestvaco Corporation's Envelope Product Group, which we refer to as EPG, we recognized a bargain purchase gain of approximately $11.7 million.

Interest Expense

Interest expense decreased $2.1 million to $112.7 million in 2013, as compared to $114.8 million in 2012. The decrease was primarily due to lower average outstanding debt balances primarily as a result of debt repayments using cash flow from operations and the proceeds from the sale of Custom Envelope, as well as lower interest rates on our revolver borrowings as a result of our refinancing of debt in the second quarter of 2013. Interest expense in 2013 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.2%, compared to the average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.2% in 2012.

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

Loss on Early Extinguishment of Debt

During the year ended 2013, we recorded a total loss on early extinguishment of debt of $11.3 million. In connection with the refinancing of our $170 million revolving credit facility due 2014, which we refer to as the Revolving Credit Facility, and our existing term loan B due 2016, which we refer to as Term Loan B, and collectively with the Revolving Credit Facility we refer to as the Refinanced Facility, we recorded a loss on early extinguishment of debt of approximately $6.4 million, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount. We recorded a loss on early extinguishment of debt of approximately $4.0 million related to the extinguishment of $40.0 million of our Unsecured Term Loan, of which $2.2 million related to the write-off of unamortized debt issuance costs and $1.8 million related to the write-off of original issuance discount. In connection with the extinguishment of $28.2 million of our secured term loan facility, which we refer to as the Term Loan Facility, we recorded a loss on early extinguishment of debt of approximately $0.8 million, of which $0.5 million related to the write-off of unamortized debt issuance costs and $0.3 million related to the write-off of original issuance discount.
During 2012, we recorded a total loss on early extinguishment of debt of $12.5 million. In connection with various refinancing activities, we incurred losses on early extinguishment of debt of $14.9 million, of which $11.7 million related to tender and consent fees paid to consenting lenders and $3.2 million related to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment was partially offset by the gains on early extinguishment of debt of $2.4 million related to repurchases of: (i) our 7.875% senior subordinated notes, due 2013, which we refer to as the 7.875% Notes; (ii) our 10.5% senior notes due 2016, which we refer to as the 10.5% Notes; and (iii) our 8.375% senior subordinated notes, due 2014, which we refer to as the 8.375% Notes, plus in each case accrued and unpaid interest thereon.
During 2011, we repurchased $11.4 million of our 7.875% Notes for $9.0 million plus accrued and unpaid interest and $7.0 million of our 8.375% Notes for $5.4 million plus accrued and unpaid interest. As a result, we recognized gains on early extinguishment of debt of $4.0 million.

Income Taxes

	For The Years Ended
	2013	2012	2011
	(in thousands)
Income tax expense from U.S. operations	$14,197	$56,173	$2,184
Income tax (benefit) expense from foreign operations	(444)	(453)	2,361
Income tax expense	$13,753	$55,720	$4,545
Effective income tax rate	(19.2)%	(224.6)%	(109.5)%

Income Tax Expense

In 2013, we had an income tax expense of $13.8 million and our effective tax rate in 2013 differed from the federal statutory rate primarily due to a non-cash valuation allowance charge related to our net deferred tax assets. We do not believe that it is reasonably possible that our unrecognized tax benefits will change significantly in the next twelve months.
In 2012, we had an income tax expense of $55.7 million and our effective tax rate during 2012 differed from the federal statutory rate primarily due to a non-cash valuation allowance charge related to our net deferred tax assets.
In 2011, we had an income tax expense of $4.5 million. Our effective tax rate during 2011 differed from the federal statutory rate, primarily due to the non-deductibility for income tax purposes of certain employee and stock related compensation, partially offset by a release of valuation allowance for a portion of our state income tax loss carryforwards.

Valuation Allowance
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressure we have experienced in certain of our product lines, along with the recent decline in net sales and profitability from our print segment during 2013, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we increased our valuation allowance related to those net deferred tax assets by $40.6 million to $97.1 million in 2013. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During 2013, our valuation allowance related to these state net operating losses and foreign tax credit carryforwards was increased by $1.0 million to $13.7 million, primarily as a result of an increase in the valuation allowance against state net operating losses in the amount of $2.5 million offset by the expiration of foreign tax credit carryforwards in the amount of $1.5 million.
There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve on a sustained basis, or if certain tax planning strategies are implemented, our conclusions regarding the need for valuation allowances could change, resulting in the reversal of the valuation allowances in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.
Income from Discontinued Operations, net of taxes
As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within our manufacturing platform, we decided to exit the San Francisco market and closed a manufacturing facility within the print segment in the second quarter of 2013. Additionally, in the third quarter of 2013, we completed the sale of Custom Envelope within our envelope segment. The results of operations and cash flows of these businesses are reflected within discontinued operations for all periods presented herein, including the related tax effects. The results within income from discontinued operations in prior periods also contain the results from our Documents Group and our wide-format papers business sold in 2012.
During 2013, income from discontinued operations was $16.7 million, which includes: (i) the gain on the sale of Custom Envelope of $14.9 million, net of tax expense of $10.7 million; (ii) income from operations related to Custom Envelope of $4.0 million, net of tax expense of $2.7 million; and (iii) a loss from operations related to San Francisco of $2.2 million, net of a tax benefit of $0.1 million.
During 2012, income from discontinued operations was $0.6 million, which included a loss on sale of previous divestitures of $6.3 million, net of a tax benefit of $2.6 million. The loss was offset by income from operations of our discontinued operations of $6.9 million, net of tax expense of $4.4 million, which includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.
During 2011, income from discontinued operations was $0.1 million, which is comprised of income from operations related to our discontinued operations of $0.1 million, net of tax expense of $8.8 million. The results for 2011 include a non-cash goodwill impairment charge of $13.5 million, which had no tax effect as it was non-deductible goodwill.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For The Years Ended
	2013	2012	2011
	(in thousands)
Segment net sales	$749,898	$658,217	$706,596
Segment operating income	$39,775	$45,485	$46,838
Operating income margin	5.3%	6.9%	6.6%
Restructuring and other charges	$5,476	$6,161	$6,261

Segment Net Sales

Segment net sales for our envelope segment increased $91.7 million, or 13.9%, in 2013, as compared to 2012. Net sales for our envelope operations increased primarily due to: (i) sales generated from the integration of certain assets of National into our operations, including the impact of work transitioned from our existing operations to National, as National was not included in our 2012 results; (ii) increased demand from certain direct mail customers, primarily financial institutions; and (iii) higher sales volumes from our initiatives to obtain further market share within our more generic envelope products. These increases were partially offset by: (i) lower sales volumes from our office products customers related to our decision to exit certain low margin business; and (ii) lower average selling prices due to our initiatives to gain market share as well as continued pricing pressures.

Segment net sales for our envelope segment decreased $48.4 million, or 6.8%, in 2012, as compared to 2011. Net sales for our envelope operations decreased primarily due to: (i) lower sales volumes from our direct mail customers, primarily financial institutions, related to lower demand for customer solicitations; (ii) lower sales volumes due to the closure and consolidation of two envelope plants into our existing operations; and (iii) lower sales volumes from our office products customers due to our decision to exit certain low margin business. These decreases in our envelope net sales were partially offset by: (i) higher sales from the integration of EPG into our operations, as EPG was not included in our results for a full year in 2011; and (ii) higher sales due to our ability to pass along material price increases to our customers.

Segment Operating Income

Segment operating income for our envelope segment decreased $5.7 million, or 12.6%, in 2013, as compared to 2012. This decrease was primarily due to higher selling, general and administrative expenses of $13.5 million, primarily due to National, of which $7.5 million were acquisition-related costs. The decrease was partially offset by: (i) higher gross margin of $7.1 million, which was primarily due to increased sales volumes; and (ii) lower restructuring and other charges of $0.7 million, primarily due to the closure and consolidation of two envelope plants into our existing operations in the first quarter of 2012.

Segment operating income for our envelope segment decreased $1.4 million, or 2.9%, in 2012, as compared to 2011. This decrease was primarily due to lower gross margins of $12.8 million, primarily due to lower sales, lower byproduct recoveries and continued pricing pressures. These decreases were partially offset by lower selling, general and administrative expenses of $11.4 million, primarily due to lower commission expense as a result of lower sales, and a lower cost structure due to the integration of EPG into our existing envelope operations.

Print

	For The Years Ended
	2013	2012	2011
	(in thousands)
Segment net sales	$529,760	$585,632	$626,994
Segment operating (loss) income	$(6,042)	$32,845	$43,709
Operating income margin	(1.1)%	5.6%	7.0%
Restructuring and other charges	$4,289	$18,089	$8,929
Impairment of intangible assets	$24,493	$—	$—

Segment Net Sales

Segment net sales for our print segment decreased $55.9 million, or 9.5%, in 2013, as compared to 2012. The decline is primarily due to: (i) lower sales volumes due to lower demand in the commercial print and publishing industries; and (ii) lower sales due to pricing pressures which continue to exist in the printing industry.

Segment net sales for our print segment decreased $41.4 million, or 6.6%, in 2012, as compared to 2011, primarily due to: (i) lower sales volumes due to the closure and consolidation of a print plant into our existing operations, customer product launches that occurred in 2011, but did not repeat in 2012, and continued declines in the circulation of journals and periodicals; and (ii) lower sales due to price pressures that continue to exist within the print industry, offset slightly by higher sales from the integration of Nesbitt into our operations, as Nesbitt was not included in our results for a full year in 2011.

Segment Operating Income

Segment operating income for our print segment decreased $38.9 million, or 118.4%, in 2013, as compared to 2012. This decrease was primarily due to: (i) an intangible asset impairment of $24.5 million in 2013 as a result of rebranding our print business lines; and (ii) lower gross margin of $24.9 million, which was primarily due to lower sales volumes and higher input costs from our commercial printing operations. These decreases were partially offset by lower restructuring and other charges of $13.8 million which was primarily due to the closure and consolidation of a print plant in the first quarter of 2012, and no similar events in 2013.

Segment operating income for our print segment decreased $10.9 million, or 24.9%, in 2012, as compared to 2011. This decrease was primarily due to: (i) higher restructuring and other charges of $9.2 million, primarily due to the closure and consolidation of a print plant into our existing operations; and (ii) lower gross margins of $6.8 million, primarily due to increased pension expense, lower byproduct recoveries and continued price pressures. These decreases were partially offset by lower selling, general and administrative expenses of $5.2 million, primarily due to lower commission expense as a result of lower sales.

Label and Packaging

	For The Years Ended
	2013	2012	2011
	(in thousands)
Segment net sales	$498,150	$494,444	$510,781
Segment operating income	$32,644	$54,666	$57,768
Operating income margin	6.6%	11.1%	11.3%
Restructuring and other charges	$1,147	$2,014	$1,983
Impairment of intangible assets	$8,874	$—	$—

Segment Net Sales

Segment net sales for our label and packaging segment increased $3.7 million, or 0.7%, in 2013, as compared to 2012. Net sales from our label operations increased $5.7 million, primarily due to: (i) the acquisition of Express Label in the first quarter of 2013, as Express Label was not included in our 2012 results; and (ii) higher sales from our ability to pass along price increases within our specialty and custom products business to cover higher raw material input costs. These increases were offset in part by lower sales volumes from our short-run and long-run label businesses due to lower customer demand. Net sales from our packaging operations decreased $2.0 million primarily due to lower sales volumes, and a disruption due to a press fire.

Segment net sales for our label and packaging segment decreased $16.3 million, or 3.2%, in 2012, as compared to 2011. Net sales from our packaging operations declined $13.2 million, primarily due to lower sales volumes within the neutraceutical, pharmaceutical and food and beverage industries. Net sales from our label operations declined $3.1 million, primarily due to our decision to exit certain low margin business within our long-run label customer accounts, offset in part by increased sales from our custom label business, primarily due to initiatives to enhance our e-commerce platform for our customers.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $22.0 million, or 40.3%, in 2013, as compared to 2012. This decrease was primarily due to: (i) an $8.9 million intangible asset impairment in our packaging operations as a result of rebranding our packaging business lines; (ii) lower gross margins of $8.5 million primarily due to higher input costs; and (iii) higher selling, general and administrative expenses of $5.4 million primarily driven by our e-commerce initiatives. These decreases were offset in part by the integration of Express Label into our existing label operations.

Segment operating income for our label and packaging segment decreased $3.1 million, or 5.4%, in 2012, as compared to 2011. This decrease was due to lower gross margins of $5.3 million, primarily due to lower sales volume and increased pension expense, offset in part by lower selling, general and administrative expenses of $2.1 million due to cost savings initiatives executed in 2011.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses increased by $5.2 million, or 16.4%, in 2013, as compared to 2012, primarily due to lower vendor related discounts of $2.9 million and higher restructuring and other charges. Corporate expenses were lower by $11.3 million, or 26.3%, in 2012, as compared to 2011, primarily due to lower compensation-related expenses.

Restructuring and Other Charges

Restructuring

We currently have two active cost savings, restructuring and integration plans: (i) the plan related to the implementation of cost savings initiatives focused on overhead cost eliminations including headcount reductions and the potential closure of certain manufacturing facilities, which we refer to as the 2013 Plan; and (ii) the plan related to the integration of certain assets of National into our existing envelope operations, which we refer to as the National Plan.

During 2013, we completed the integration of our acquisition of EPG with the closure and consolidation of an envelope facility. We also implemented additional cost savings actions in the first quarter of 2013, which is focused on overhead cost elimination, including targeted headcount reductions of approximately 400 employees to date and the potential closure of certain manufacturing facilities.

Also, upon the completion of the acquisition of certain assets of National, we developed and began implementing the National plan. Since the date of acquisition, activities related to the National Plan included the closure and consolidation of a warehouse into our existing envelope operations and the elimination of duplicative headcount. Additionally, we announced the closure and consolidation of two existing envelope plants into a National manufacturing facility to be completed in the first quarter of 2014. We expect the National Plan to be completed during our 2015 fiscal year.

We currently have certain residual cost savings, restructuring and integration plans, which we refer to as the Residual Plans. As a result of these cost savings actions, over the last eight years we have closed or consolidated a significant amount of manufacturing facilities and have had a significant number of headcount reductions. We do not anticipate any significant future expenses related to the Residual Plans, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

During 2013, as a result of our restructuring and integration activities, we incurred $13.1 million of restructuring and other charges, which included $6.5 million of employee separation costs, $1.3 million of non-cash charges on long-lived assets (net), equipment moving expenses of $1.5 million, lease termination expenses of $1.1 million, multi-employer pension withdrawal expenses of $0.5 million and building clean-up and other expenses of $2.3 million.

During 2012, as a result of our restructuring and integration activities, we incurred $27.1 million of restructuring and other charges, which included $7.6 million of employee separation costs, non-cash charges on long-lived assets (net) of $8.4 million, equipment moving expenses of $1.1 million, lease termination expenses of $1.2 million, multi-employer pension withdrawal expenses of $5.1 million and building clean-up and other expenses of $3.8 million.

During 2011, as a result of our restructuring and integration activities, we incurred $17.8 million of restructuring and other charges, which included $4.3 million of employee separation costs, non-cash charges on long-lived assets (net) of $3.0 million, equipment moving expenses of $2.5 million, lease termination expenses of $2.6 million, multi-employer pension withdrawal expenses of $1.4 million and building clean-up and other expenses of $3.9 million.

As of December 28, 2013, our total restructuring liability was $25.5 million, of which $4.6 million is included in other current liabilities and $20.9 million, which is expected to be paid through 2032, is included in other liabilities in our consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $20.6 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. It is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited. Our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill impairments recorded in 2013 or 2012. In 2011, in connection with our discontinued operations, we allocated approximately $16.3 million of goodwill attributable to the label reporting unit to discontinued operations based on a relative fair value allocation. In the fourth quarter of 2011, we recorded non-cash goodwill impairment charges of $13.5 million. These charges were due to the carrying value of the assets, including allocated goodwill and intangible assets, of the Discontinued Operations being in excess of the fair value received from divesting these businesses.

During the fourth quarter of 2013, we made the decision that certain trade names would be retired in 2014 as a result of rebranding our print and packaging business lines. Accordingly, based on our evaluation using a relief from royalty and other discounted cash flow methodologies, we concluded those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce the carrying value of these assets to their estimated fair values. Those trade names have a remaining carrying value of $1.9 million as of the year ended 2013, which will be amortized over their remaining useful life of less than one year. There were no intangible asset impairments in the years ended 2012 or 2011.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations: Net cash provided by operating activities of continuing operations was $22.3 million in 2013, which was primarily due to: (i) net loss adjusted for non-cash items of $39.1 million; (ii) pension and postretirement plan contributions, net of expense, of $12.8 million; and (iii) a use of cash of $1.6 million from working capital. The use of working capital primarily related to the building of working capital associated with the acquisition of certain assets of National, substantially offset by our legacy working capital initiatives.

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

Net cash provided by operating activities of continuing operations was $42.8 million in 2012, which was primarily due to our net loss adjusted for non-cash items of $74.8 million, and was partially offset by a use of cash of $16.4 million from working capital and pension and postretirement plan contributions, net of expense, of $12.3 million. The use of working capital primarily resulted from: (i) a use of cash from other working capital changes primarily due to the timing of interest payments on our outstanding debt and a payment of a litigation settlement; and (ii) a use of cash from accounts payable due to the timing of vendor payments. These uses of cash were offset in part by a source of cash from accounts receivables due to the timing of collections from and sales to our customers.

Net Cash Provided By Operating Activities of Discontinued Operations: Represents the net cash provided by operating activities of our Discontinued Operations.
Net Cash Used in Investing Activities of Continuing Operations: Net cash used in investing activities of continuing operations was $52.7 million in 2013, primarily resulting from: (i) $33.2 million of cash consideration paid for the acquisition of Express Label and certain assets of National; (ii) capital expenditures of $29.2 million; and (iii) a cash investment of $1.7 million. These uses of cash were offset in part by: (i) proceeds received from the sale of property, plant and equipment of $8.3 million; and (ii) proceeds received from an insurance claim of $3.0 million as a result of a fire that destroyed a press in our label and packaging segment.

Our debt agreements limit capital expenditures to $45.0 million in 2014 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2013. We estimate that we will spend approximately $30.0 million on capital expenditures in 2014, before considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.

Net cash used in investing activities of continuing operations was $7.9 million in 2012, primarily resulting from: (i) capital expenditures of $20.6 million; and (ii) $0.6 million of cash consideration for an acquisition related to working capital settlement provisions. These uses of cash were offset in part by: (i) proceeds received from the sale of property, plant and equipment of $8.0 million; and (ii) proceeds received from the sale of an intangible asset of $5.7 million.

Net Cash Provided by Investing Activities of Discontinued Operations: Represents the net cash provided by our Discontinued Operations related to investing activities. In 2013, the cash provided by discontinued investing activities of $45.2 million is comprised primarily of net cash proceeds of $44.8 million from the sale of Custom Envelope.
In 2012, the cash provided by discontinued operations related to investing activities primarily relates to net cash proceeds of approximately $39.9 million from the sale of our Documents Group and our wide-format paper business.

Net Cash Used In Financing Activities of Continuing Operations: Net cash used in financing activities of continuing operations was $17.6 million in 2013, primarily due to: (i) the repayment of our Term Loan B of $388.2 million; (ii) the repayment of our 7.875% Notes of $67.8 million; (iii) the repayment of our Unsecured Term Loan of $40.0 million; (iv) the repayment of our Term Loan Facility of $30.9 million; (v) $18.0 million in repayments of our Revolving Credit Facility; (vi) the payment of $15.6 million of financing related costs and expenses; and (vii) the repayment of other long-term debt of $7.3 million. These uses of cash were partially offset by: (i) proceeds from the issuance of the $360 million secured term loan facility; (ii) net borrowings of $121.4 million under our ABL Facility; (iii) proceeds from the issuance of our Unsecured Term Loan of $50.0 million; and (iv) proceeds from the issuance of an equipment loan of $20.0 million in connection with the acquisition of certain assets of National.

Net cash used in financing activities of continuing operations was $91.8 million in 2012, primarily due to refinancing activities, including the issuance of $15 million and $65 million aggregate principal amounts of additional term loans in December 2012 and June 2012, respectively, which we refer to as the Term Loan Add-On, the repayment of $48.0 million of term loans primarily as a result of a required excess cash flow sweep and the open market repurchases and retirements of our 7.875% Notes, 10.5% Notes and 8.375% Notes, of approximately $98.6 million, $5.0 million and $2.0 million, respectively, for $96.4 million, $4.9 million and $1.6 million, respectively, plus accrued and unpaid interest. These refinancing activities also included: (i) the repayment of $118.4 million of our 7.875% Notes, $165.0 million of our 10.5% Notes, and $23.2 million of our 8.375% Notes; (ii) the payment of $37.8 million of tender and consent fees and related transaction costs; (iii) the issuance of our $225.0 million 11.5% senior notes due 2017, which we refer to as the 11.5% Notes, with an original issuance discount of $8.3 million; (iv) the issuance of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes, and (v) repayment of other long term debt. These decreases were offset by: (i) proceeds from the issuance of our 11.5% Notes; (ii) proceeds from the issuance of our 7% Notes; and (iii) borrowings under the Revolving Credit Facility.

Net Cash Used in Financing Activities of Discontinued Operations: Represents the net cash used in our Discontinued Operations related to financing activities. In 2012, the cash used in discontinued financing activities relates to fees paid by us to amend our credit facilities of $1.7 million.

Contractual Obligations and Other Commitments: The following table details our significant contractual obligations and other commitments as of the year ended (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other (2)	Total
2014	$104,238	$28,017	$43,459	$175,714
2015	103,797	24,264	10,658	138,719
2016	100,308	18,860	8,667	127,835
2017	816,446	15,928	7,625	839,999
2018	411,104	11,987	5,136	428,227
Thereafter	—	20,337	36,181	56,518
Total	$1,535,893	$119,393	$111,726	$1,767,012
 ________________________

(1)	Includes $339.2 million of estimated interest expense over the term of our long-term debt, with variable rate debt having an average interest rate of approximately 5.6%.

(2)
Includes projected 2014 pension contributions of $15.7 million, anticipated benefit payments related to other postretirement benefit plans of $18.9 million, anticipated worker’s compensation paid losses of $11.9 million, restructuring-related liabilities of $51.6 million, including interest expense on lease terminations and multi-employer pension withdrawal liabilities, and purchase commitments for property, plant and equipment of $13.6 million. Excluded from the table are $4.5 million of income tax contingencies as we are unable to reasonably estimate the ultimate amount payable or timing of settlement.

Long-Term Debt: Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of December 28, 2013, an increase of $1.9 million from December 29, 2012. This increase was primarily due to the acquisitions of Express Label and certain assets of National, fees associated with debt refinance costs, and net capital expenditures, partially offset by the proceeds from the sale of Custom Envelope and cash flows from operations. As of December 28, 2013, approximately 61% of our debt outstanding was subject to fixed interest rates. As of February 25, 2014, we had approximately $34 million of borrowing availability under our ABL Facility. From time to time, we may refinance our debt obligations as business needs and market conditions warrant.

2013 Credit Facilities

On April 16, 2013, we completed the refinancing of our existing Term Loan B and Revolving Credit Facility, which we refer to together as our Refinanced Facility, by entering into: (i) a Second Amended and Restated Credit Agreement providing for a $360 million Term Loan Facility, with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent and (ii) a Credit Agreement providing for a $200 million ABL Facility, which together with the Term Loan Facility we refer to as the 2013 Credit Facilities, with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, issuing bank and swingline lender. In connection with the 2013 Credit Facilities, we capitalized debt issuance costs of $7.2 million, of which $1.8 million relates to original issuance discount. Proceeds from the 2013 Credit Facilities together with available cash on hand were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

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

Under the Term Loan Facility, the term loan amortizes in quarterly installments equal to 1% per year, which commenced June 21, 2013, with the remaining principal balance due at maturity on February 13, 2017. Under the ABL Facility, all loans mature on February 13, 2017. Under each of the 2013 Credit Facilities, we may elect, in our sole discretion, to extend the maturity date upon the satisfaction of certain conditions related to the refinancing of outstanding indebtedness under our 11.5% Notes, and our 8.875% senior second lien notes due 2018, which we refer to as our 8.875% Notes. If such conditions are satisfied, the maturity date of the Term Loan Facility may be extended to April 16, 2020 and the maturity date of the ABL Facility may be extended to April 16, 2018.

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

The Term Loan Facility contains a maximum consolidated leverage ratio covenant, and the ABL Facility contains a minimum consolidated fixed charge coverage ratio covenant that applies if availability thereunder falls below a certain level. In addition, each of the 2013 Credit Facilities contains customary covenants that, among other things, place limits on our ability and/or our subsidiaries' ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The 2013 Credit Facilities also contain customary representations and warranties and events of default.
Any default under the 2013 Credit Facilities would prevent us from borrowing additional amounts and could cause the indebtedness outstanding under the 2013 Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness we may then have, to become immediately due and payable.

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

On December 11, 2013, we entered into an Amendment No. 1 to the ABL Facility ("ABL Amendment No. 1"), pursuant to which the revolving credit commitments under the original agreement were increased by $30.0 million to $230.0 million.  Capitalized fees and expenses associated with the ABL Amendment No. 1 were approximately $0.3 million.  A portion of the additional $30.0 million borrowing capacity under the ABL Facility, together with cash on hand, were used to repay $28.2 million of our Term Loan Facility.

Unsecured Term Loan

On January 18, 2013, we entered into the Unsecured Term Loan. In connection with the Unsecured Term Loan, we capitalized debt issuance costs of $6.1 million, of which $2.5 million relates to original issuance discount. Proceeds from the Unsecured Term Loan together with borrowings on our $170.0 million revolving credit facility due 2014, which we refer to as our Revolving Credit Facility, were used to redeem, satisfy and discharge in full our 7.875% Notes, and to pay certain fees and expenses incurred in connection with the Unsecured Term Loan and the redemption, satisfaction and discharge of the 7.875% Notes. On January 22, 2013, U.S. Bank National Association, the trustee for the 7.875% Notes, officially canceled the 7.875% Notes.

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If we do not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Term Loan, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equaled $31.3 million on November 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Term Loan is guaranteed by each existing and future direct and indirect North American subsidiary of Cenveo on an unsecured basis. The Unsecured Term Loan contains customary covenants that, among other things, place limits on our ability and/or our subsidiaries' ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Term Loan also contains customary representations and warranties and events of default.

Equipment Loan

On September 16, 2013, in connection with the acquisition of certain assets of National, we entered into an equipment loan in the aggregate amount of $20.0 million, secured by the machinery and equipment of National. Interest on the equipment loan accrues at a rate of LIBOR plus 11% per year and is payable monthly in arrears for a period of five years beginning on November 1, 2013. A 2% fee will apply if we elect to prepay the loan in full before the maturity date, which is permitted beginning October 1, 2015. The fee declines by 1% in each subsequent year. In connection with the equipment loan, we capitalized debt issuance costs of $0.7 million.

Note Repurchases

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
Debt Compliance
As of the year ended 2013, we were in compliance with all debt agreement covenants. We anticipate being in compliance with all debt agreements throughout the 2014 fiscal year.
Subsequent Event
In February 2014, we entered into an amendment to adjust, among other things, our covenant requirements under our 2013 Credit Facilities. This amendment eliminated the maximum consolidated leverage ratio and replaced it with a maximum consolidated first lien leverage ratio, providing us additional financial flexibility.

Letters of Credit

As of December 28, 2013, we had outstanding letters of credit of approximately $22.3 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe any obligations which may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Term Loan Facility	8.875% Notes	11.5% Notes	Outlook	Last Update
Moody’s	Caa1	B2	Caa1	Caa3	Stable	November 2013
Standard & Poor’s	B-	B+	CCC+	CCC	Stable	February 2014
In November 2013, Moody's Investors Services, which we refer to as Moody's, lowered our Corporate Rating and the ratings on our Term Loan Facility, 8.875% Notes and 11.5% Notes one level. In February 2014, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, revised its ratings outlook to stable. The detail of all current ratings has been provided in the table above.

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

We expect our internally generated cash flows and financing available under our ABL Facility will be sufficient to fund our working capital needs for the next twelve months; however, this cannot be assured.
Off-Balance Sheet Arrangements: We have no off-balance sheet arrangements other than those disclosed on the Contractual Obligations and Other Commitments table.
Critical Accounting Matters
We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. This requires us to make estimates and assumptions which affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amount of revenues and expenses during the reporting period. We evaluate these estimates and assumptions on an ongoing basis based on historical experience, and various other factors which we believe are reasonable under the circumstances. Actual results could differ from estimates.
We believe the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:
Allowance for Losses on Accounts Receivable: We maintain a valuation allowance based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the current credit worthiness of customers and related aging of past due balances. As of the years ended 2013 and 2012, the allowance provided for potentially uncollectible accounts receivable was $5.4 million and $4.7 million, respectively. Charges for bad debts recorded to the statement of operations for the years ended 2013, 2012 and 2011 were $4.4 million, $2.0 million and $2.3 million, respectively. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.
Inventory Valuation: Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories. When there is a significant decrease in demand for our products and market price is below cost, we are required to reduce our inventory balances accordingly.
Provision for Impairment of Long-Lived Assets: We evaluate long-lived assets, including property, plant and equipment and intangible assets other than goodwill and indefinite lived intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amounts of specific assets or group of assets may not be recoverable. When an evaluation is required, we estimate the future undiscounted cash flows associated with the specific asset or group of assets. If the cost of the asset or group of assets cannot be recovered by these undiscounted cash flows, we would assess the fair value of the asset or asset group and if necessary, an impairment charge would be recorded. Our estimates of future cash flows are based on our experience and internal business plans. Our internal business plans require judgments regarding future economic conditions, product demand and pricing. Although we believe our estimates are appropriate, significant differences in the actual performance of an asset or group of assets may materially affect our evaluation of the recoverability of the asset values currently recorded. Additional impairment charges may be necessary in future years.
Provision for Impairment of Goodwill and Indefinite Lived Intangible Assets: We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually at the beginning of December and whenever events or circumstances make it more likely than not an impairment may have occurred. Accounting Standards Codification 350, Goodwill and Other Intangible Assets (“ASC 350”), provides us with the option of performing a qualitative assessment, if elected, prior to calculating the fair value of an indefinite lived intangible asset or the fair value of a reporting unit for goodwill under a quantitative approach. If we determine, based on qualitative factors, the fair value of an indefinite lived intangible asset or the fair value of a reporting unit is more likely than not to be less than the respective carrying value, a quantitative impairment test would be required to be performed. Otherwise, further impairment testing would not be needed.
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
The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of our equity securities may indicate the fair value of one or more reporting units has declined below their carrying value.
In both 2013 and 2012, we elected to bypass the qualitative only assessment and perform quantitative assessments on both goodwill and indefinite lived intangible assets. We did not record any goodwill impairment charges in either period.
In 2011, we allocated approximately $16.3 million of goodwill to the Discontinued Operations based on a relative fair value allocation. As a result of our relative fair value calculation for these businesses, we recorded a non-cash goodwill impairment charge of $13.5 million in discontinued operations, net of taxes on the consolidated statement of operations.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. In 2013, the envelope, label and packaging reporting units had fair value in excess of carrying value, with fair value exceeding carrying value by at least 33%. The print reporting unit had fair value in excess of carrying value, with fair value exceeding carrying value by less than 15%. Goodwill allocated to the print reporting unit was $45.6 million as of the year ended 2013. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In 2013, the discount rate for each reporting unit was between 10% and 11%. A 100 basis point increase in our estimated discount rates would not have resulted in any reporting units failing step one.
During the fourth quarter of 2013, we made the decision to retire certain trade names in 2014 as a result of rebranding our print and packaging business lines. Accordingly, based on our evaluation using a relief from royalty and other discounted cash flow methodologies, we concluded that those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce their carrying value to their estimated fair value. Those trade names have a remaining carrying value of $1.9 million as of the year ended 2013, which will be amortized over their remaining useful life of less than one year. There were no intangible asset impairments in the years ended 2012 or 2011.
Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related trade names. However, if our estimates of the valuations of our trade names prove to be inaccurate, an impairment charge could be necessary in future periods.
Our quantitative impairment analysis for trade names utilizes a relief-from-royalty method in which the hypothetical benefits of owning each respective trade name are valued by discounting hypothetical royalty revenue over projected revenues covered by the trade names. We utilized royalty rates of 1.5% to 3.0% for the use of the subject trade names based on comparable market rates, the profitability of the product employing the trade name, and qualitative factors, such as the strength of the name and years in usage. We utilized a discount rate of 12.0%, which was based on the weighted average cost of capital for the respective business plus a premium to account for the relative risks of the subject trade name.

In order to evaluate the sensitivity of the fair value calculations for all of our indefinite lived trade names, we applied hypothetical 5% and 10% decreases to the estimated fair value of our trade names. Such hypothetical decreases in fair value could be due to changes in discount rates and/or assumed royalty rates. These hypothetical 5% and 10% decreases in estimated fair value would not have resulted in any additional impairments of any of our identifiable indefinite lived trade names.
Self-Insurance Reserves: We are self-insured for the majority of our workers’ compensation and health insurance costs, subject to specific retention levels. We rely on claims experience and the advice of consulting actuaries and administrators in determining an adequate liability for self-insurance claims. While we believe these estimates of our self-insurance liabilities are reasonable, significant differences in our experience or a significant change in any of our assumptions could materially affect the amount of workers’ compensation and healthcare expenses we record on an annual basis.
Our self-insurance workers’ compensation liability is estimated based on reserves for claims which are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis which considers anticipated payment patterns. As of the years ended 2013 and 2012, the undiscounted liability was $12.9 million and $13.5 million, respectively, and the discounted liability was $11.9 million and $12.1 million, respectively, using discount rates of 2% and 3%, respectively.
Our self-insured healthcare liability represents our estimate of claims which have been incurred, but not reported as of the years ended 2013 and 2012. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $3.3 million and $3.8 million as of the years ended 2013 and 2012, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. The estimate of our liability for employee healthcare represents between 30 and 35 days of unreported claims.
Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured, net of rebates earned by customers. Since a significant portion of our products are customer specific, it is common for our customers to inspect the quality of the product at our facilities prior to shipment. Products shipped are not subject to contractual right of return provisions.
Amounts billed for freight costs and sales tax are included in net sales, and the costs of delivering finished goods to customers are recorded as freight costs, and included in cost of sales.
Accounting for Income Taxes: We are required to estimate our income taxes in each jurisdiction in which we operate, which primarily includes the United States, Canada and India. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of the years ended 2013 and 2012, we had net deferred tax liabilities of $33.8 million and net deferred tax assets of $12.9 million, respectively, from our United States operations. The change in United States net deferred taxes is primarily due to the recording of a valuation allowance of $40.6 million in 2013. As of the years ended 2013 and 2012, we had foreign net deferred tax liabilities of $1.5 million and $2.7 million, respectively.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressure we have experienced in certain of our product lines, along with the recent decline in net sales and profitability from our print segment during 2013, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we increased our valuation allowance related to those net deferred tax assets by $40.6 million to $97.1 million in 2013. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During 2013, our valuation allowance related to these state net operating losses and foreign tax credit carryforwards was increased by $1.0 million to $13.7 million, primarily as a result of an increase in the valuation allowance against state net operating losses in the amount of $2.5 million offset by the expiration of foreign tax credit carryforwards in the amount of $1.5 million.
There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve on a sustained basis, or if certain tax planning strategies are implemented, our conclusions regarding the need for valuation allowances could change, resulting in the reversal of the valuation allowances in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

We recognize a tax position in our consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in our consolidated financial statements. We adjust such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. During 2013 and 2012, we did not reduce our liabilities for uncertain tax positions.
Pension and Other Postretirement Benefit Plans: The valuation of our pension and other postretirement plans requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities. Inherent in these valuations are key assumptions, which include discount rate, investment returns and mortality rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on our consolidated balance sheet, but are generally amortized into our consolidated statement of operations over future periods, with the deferred amount recorded in accumulated other comprehensive loss. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisers. We select the discount rate to be used for purposes of computing annual service and interest costs based on the Citigroup Pension Liability Index as of our respective year end dates. The weighted average discount rate used to determine the benefit obligation as of the years ended 2013 and 2012 was 4.50% and 3.75%, respectively. A one percentage point decrease in the discount rate at year end 2013 would increase the pension and other postretirement plans’ projected benefit obligation by approximately $43.0 million. A one percentage point increase in the discount rate at the year ended 2013 would decrease the pension and other postretirement plans’ projected benefit obligation by approximately $35.6 million.
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
New Accounting Pronouncements: We are required to adopt certain new accounting pronouncements. See Note 1 to our consolidated financial statements.
Commitments and Contingencies: Our business and operations are subject to a number of significant risks, most of which are summarized in Item 1A-Risk Factors and in Note 14 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect our results of operations and financial position.

As of December 28, 2013, we had variable rate debt outstanding of $466.9 million. Our Term Loan Facility is subject to a LIBOR floor of 1.25%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the year ended 2013, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $7.3 million and less than $0.1 million, respectively.

Item 8.   Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cenveo, Inc.
We have audited the accompanying consolidated balance sheets of Cenveo, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion.

/s/ Grant Thornton LLP
New York, New York
February 26, 2014

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands)

	2013	2012

Assets
Current assets:
Cash and cash equivalents	$11,329	$8,110
Accounts receivable, net	281,586	254,389
Inventories	161,565	127,235
Prepaid and other current assets	55,353	67,964
Assets of discontinued operations - current	132	11,265
Total current assets	509,965	468,963

Property, plant and equipment, net	304,907	279,078
Goodwill	186,436	187,415
Other intangible assets, net	168,749	205,199
Other assets, net	43,614	44,632
Assets of discontinued operations - long-term	33	15,268
Total assets	$1,213,704	$1,200,555
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$9,174	$11,748
Accounts payable	244,228	179,850
Accrued compensation and related liabilities	32,139	24,678
Other current liabilities	81,198	77,367
Liabilities of discontinued operations - current	2,013	6,591
Total current liabilities	368,752	300,234

Long-term debt	1,176,351	1,171,870
Other liabilities	165,581	191,885
Liabilities of discontinued operations - long-term	—	880
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value; 25 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 66,265 and 63,762 shares issued and outstanding as of the years ended 2013 and 2012, respectively	663	638
Paid-in capital	364,177	354,983
Retained deficit	(821,520)	(752,734)
Accumulated other comprehensive loss	(40,300)	(67,201)
Total shareholders’ deficit	(496,980)	(464,314)
Total liabilities and shareholders’ deficit	$1,213,704	$1,200,555

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For The Years Ended
	2013	2012	2011
Net sales	$1,777,808	$1,738,293	$1,844,371
Cost of sales	1,485,931	1,417,147	1,498,202
Selling, general and administrative expenses	206,085	182,980	213,296
Amortization of intangible assets	9,962	9,881	9,899
Restructuring and other charges	13,100	27,100	17,812
Impairment of intangible assets	33,367	—	—
Operating income	29,363	101,185	105,162
Gain on bargain purchase	(17,262)	—	(11,720)
Interest expense, net	112,677	114,755	115,968
Loss (gain) on early extinguishment of debt, net	11,324	12,487	(4,011)
Other (income) expense, net	(5,602)	(1,249)	9,074
Loss from continuing operations before income taxes	(71,774)	(24,808)	(4,149)
Income tax expense	13,753	55,720	4,545
Loss from continuing operations	(85,527)	(80,528)	(8,694)
Income from discontinued operations, net of taxes	16,741	641	129
Net loss	(68,786)	(79,887)	(8,565)
Other comprehensive income (loss):
Pension liability adjustment, net of taxes	31,430	(7,986)	(37,130)
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	—	1,793
Currency translation adjustment	(4,529)	665	(4,260)
Comprehensive loss	$(41,885)	$(87,208)	$(48,162)

(Loss) income per share – basic:
Continuing operations	$(1.32)	$(1.27)	$(0.14)
Discontinued operations	0.25	0.01	—
Net loss	$(1.07)	$(1.26)	$(0.14)

(Loss) income per share – diluted:
Continuing operations	$(1.32)	$(1.27)	$(0.14)
Discontinued operations	0.25	0.01	—
Net loss	$(1.07)	$(1.26)	$(0.14)

Weighted average shares outstanding:
Basic	64,576	63,567	62,983
Diluted	64,576	63,567	62,983

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For The Years Ended
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(68,786)	$(79,887)	$(8,565)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of discontinued operations, net of taxes	(14,933)	6,260	—
Income from discontinued operations, net of taxes	(1,808)	(6,901)	(129)
Depreciation	50,534	50,777	52,649
Amortization of intangible assets	9,962	9,881	9,899
Impairment of goodwill related to discontinued operations	—	—	13,500
Non-cash interest expense, net	10,289	8,263	5,277
Deferred income taxes	(28,672)	(1,948)	6,861
Non-cash taxes	40,562	56,500	—
Gain on bargain purchase	(17,262)	—	(11,720)
(Gain) loss on sale of assets	(120)	(2,782)	376
Non-cash restructuring and other charges, net	2,622	11,226	3,853
Impairment of intangible assets	33,367	—	—
Loss (gain) on early extinguishment of debt, net	11,324	12,487	(4,011)
Provisions for bad debts	4,392	2,024	2,284
Provisions for inventory obsolescence	6,523	3,588	3,416
Stock-based compensation provision	3,739	5,333	8,716
Gain on insurance claim	(2,670)	—	—
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(31,686)	26,594	(8,403)
Inventories	(40,622)	(617)	20,453
Accounts payable and accrued compensation and related liabilities	69,848	(13,291)	13,650
Other working capital changes	4,047	(29,050)	(14,948)
Other, net	(18,335)	(15,613)	(23,529)
Net cash provided by operating activities of continuing operations	22,315	42,844	69,629
Net cash provided by operating activities of discontinued operations	5,878	9,221	10,693
Net cash provided by operating activities	28,193	52,065	80,322
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(33,166)	(644)	(59,719)
Capital expenditures	(29,235)	(20,563)	(15,572)
Purchase of investment	(1,650)	(350)	—
Proceeds from insurance claim	3,036	—	—
Proceeds from sale of property, plant and equipment	8,304	7,978	11,114
Proceeds from sale of intangible asset	—	5,700	—
Net cash used in investing activities of continuing operations	(52,711)	(7,879)	(64,177)
Net cash provided by (used in) investing activities of discontinued operations	45,214	39,533	(635)
Net cash (used in) provided by investing activities	(7,497)	31,654	(64,812)
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)	—
Repayment of 7.875% senior subordinated notes	(67,848)	(214,831)	(8,952)
(Repayment) borrowing of Term Loan B due 2016	(388,205)	31,844	(23,800)
Repayment of 8.375% senior subordinated notes	—	(24,787)	(5,363)
Payment of financing related costs and expenses and debt issuance discounts	(15,570)	(37,836)	(2,675)
Repayments of other long-term debt	(7,365)	(4,846)	(6,403)
Purchase and retirement of common stock upon vesting of RSUs	(660)	(735)	(1,283)
Proceeds from issuance of 11.5% senior notes	—	225,000	—
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—
(Repayment) borrowings under Revolving Credit Facility, net	(18,000)	18,000	—
Proceeds from issuance of 15% Unsecured Term Loan due 2017	50,000	—	—
Repayment of 15% Unsecured Term Loan due 2017	(40,000)	—	—
Proceeds from exercise of stock options	98	—	356
Repayment of Term Loan Facility due 2017	(30,900)	—	—
Proceeds from issuance of Term Loan Facility due 2017	360,000	—	—
Borrowings under ABL Facility due 2017	699,200	—	—
Repayments under ABL Facility due 2017	(577,800)	—	—
Proceeds from equipment loan	20,000	—	—
Repayments of equipment loan	(500)	—	—
Net cash used in financing activities of continuing operations	(17,550)	(91,816)	(48,120)
Net cash used in financing activities of discontinued operations	—	(1,652)	—
Net cash used in financing activities	(17,550)	(93,468)	(48,120)
Effect of exchange rate changes on cash and cash equivalents	73	106	614
Net increase (decrease) in cash and cash equivalents	3,219	(9,643)	(31,996)
Cash and cash equivalents at beginning of period	8,110	17,753	49,749
Cash and cash equivalents at end of period	$11,329	$8,110	$17,753
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (in thousands)

	Common Stock		Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of the year ended 2010	62,727	$627	$342,607	$(664,282)	$(20,283)	$(341,331)
Comprehensive income (loss):
Net loss				(8,565)		(8,565)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $23,217					(37,130)	(37,130)
Reclassification of losses related to interest rate swaps into earnings, net of tax expense of $863					1,793	1,793
Currency translation adjustment					(4,260)	(4,260)
Other comprehensive income						(39,597)
Total comprehensive loss						(48,162)
Exercise of stock options	533	6	350			356
Purchase and retirement of common stock upon vesting of RSUs			(1,283)			(1,283)
Amortization of stock based compensation			8,716			8,716
Balance as of the year ended 2011	63,260	633	350,390	(672,847)	(59,880)	(381,704)
Comprehensive income (loss):
Net loss				(79,887)		(79,887)
Other comprehensive income (loss):
Pension liability adjustment, net of tax benefit of $5,225					(7,986)	(7,986)
Currency translation adjustment					665	665
Other comprehensive loss						(7,321)
Total comprehensive loss						(87,208)
Purchase and retirement of common stock upon vesting of RSUs	502	5	(740)			(735)
Amortization of stock based compensation			5,333			5,333
Balance as of the year ended 2012	63,762	638	354,983	(752,734)	(67,201)	(464,314)
Comprehensive income (loss):
Net loss				(68,786)		(68,786)
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $20,105					31,430	31,430
Currency translation adjustment					(4,529)	(4,529)
Other comprehensive loss						26,901
Total comprehensive loss						(41,885)
Issuance of stock	2,083	21	6,021			6,042
Exercise of stock options	20	—	98			98
Purchase and retirement of common stock upon vesting of RSUs	400	4	(664)			(660)
Amortization of stock based compensation			3,739			3,739
Balance as of the year ended 2013	66,265	$663	$364,177	$(821,520)	$(40,300)	$(496,980)
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include the results of Cenveo, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany transactions have been eliminated.
Cenveo, Inc. and its wholly-owned subsidiaries (collectively, the “Company” or “Cenveo”) are engaged in envelope converting, commercial printing, and the manufacturing of label and specialty packaging products. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol “CVO”. The Company operates a primarily domestic network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers. The Company’s operations are based in North America, Latin America and Asia.
The Company’s reporting periods for 2013, 2012 and 2011 in this report each consist of 52 week periods ending on the Saturday closest to the last day of the calendar month, and ended on December 28, 2013, December 29, 2012, and December 31, 2011, respectively. Such periods are referred to herein as: (i) “as of the year ended 2013," “the year ended 2013” or “2013;" (ii) “as of the year ended 2012," “the year ended 2012” or “2012;" and, (iii) “as of the year ended 2011," “the year ended 2011” or “2011." All references to years and year-ends herein relate to fiscal years rather than calendar years.
The Company acquired certain assets of National Envelope Corporation ("National") during the third quarter of 2013 and all of the assets of Express Label Company (“Express Label”) during the first quarter of 2013. The Company acquired Nesbitt Graphics, Inc. (“Nesbitt”), in the third quarter of 2011 and assets of MeadWestvaco Corporation's Envelope Product Group (“EPG”) in the first quarter of 2011. The Company’s results include the operating results of these acquisitions subsequent to their respective acquisition dates.

As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform, the Company completed the sale of its Custom Envelope Group ("Custom Envelope") during the third quarter of 2013. Additionally, during the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility. Beginning in the fourth quarter of 2011, the financial results of the Company's documents and forms business ("Documents Group") as well as the Company's wide-format papers business have been accounted for as discontinued operations. These businesses were sold in the first quarter of 2012. Collectively, the Company refers to these businesses as the "Discontinued Operations." As a result, the Company's historical consolidated balance sheets, statements of operations and comprehensive income (loss) ("statement of operations") and statements of cash flows have been reclassified to reflect these discontinued operations separately from the Company's continuing operations for all periods presented.

During the fourth quarter of 2013, the Company completed a realignment of its reportable segments as a result of a change in management reporting and strategy. The reportable segments were realigned into three complementary reportable segments: the envelope segment, the print segment, and the label and packaging segment. Previously, the two reportable segments were print and envelope and label and packaging. Prior year disclosures have been updated to reflect current year presentation.
Use of Estimates: The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates and assumptions are used for, but not limited to, establishing the allowance for doubtful accounts, valuation of inventory, purchase price allocation, depreciation and amortization lives, asset impairment evaluations, deferred tax assets and liabilities, self-insurance accruals, stock-based compensation and other contingencies. Actual results could differ from estimates.
Fair Value Measurements: Certain assets and liabilities of the Company are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values due to their short-term nature. The Company also has other assets or liabilities that it records at fair value, such as its pension and other postretirement plan assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Level 3 —	Valuations based on unobservable inputs reflecting the Company’s own assumptions, consistent with reasonably available assumptions made by other market participants.
Cash and Cash Equivalents: Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC insurance limits. Cash and cash equivalents are stated at cost, which approximates fair value.
Accounts Receivable: Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends indicate that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expensed when it is probable the accounts will not be recovered. As of the years ended 2013 and 2012, accounts receivable were reduced by an allowance for doubtful accounts of $5.4 million and $4.7 million, respectively. Transactions affecting the allowance for doubtful accounts were as follows (in thousands):

	For The Years Ended
	2013	2012	2011
Balance at beginning of year	$4,664	$5,584	$6,319
Charged to expense	4,392	2,024	2,284
Write-offs, recoveries and other	(3,647)	(2,944)	(3,019)
Balance at end of year	$5,409	$4,664	$5,584
Inventories: Inventories are stated at the lower of cost or market, with cost primarily determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories.
Property, Plant and Equipment: Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided using the straight-line method generally based on the estimated useful lives of 15 to 45 years for buildings and building improvements, 10 to 15 years for machinery and equipment and three to 10 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When an asset is retired or otherwise disposed of, the related gross cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures that increase the capacity, efficiency or useful lives of existing assets are capitalized.
Computer Software: The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed, tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, generally between three and seven years. Net computer software costs included in property, plant and equipment were $10.4 million and $5.1 million as of the years ended 2013 and 2012, respectively.
Debt Issuance Costs: Direct expenses such as legal, accounting and underwriting fees incurred to issue, extend or amend debt are included in other assets, net. Debt issuance costs were $22.8 million and $26.5 million as of the years ended 2013 and 2012, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. Interest expense includes the amortization of debt issuance costs of $9.4 million, $7.0 million and $4.4 million in 2013, 2012 and 2011, respectively.
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is not amortized. Goodwill is subject to an annual impairment test and is reviewed annually as of the beginning of December to determine if there is an impairment or more frequently if an indication of possible impairment exists. Impairment testing for goodwill is performed at a reporting unit level, with all goodwill assigned to a reporting unit. The Company's reporting units are the same as its four operating segments. An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. No impairment charges for goodwill were recorded in 2013 or 2012. In 2011, the Company allocated approximately $16.3 million of goodwill attributable to the label reporting unit to discontinued operations based on a relative fair value allocation. In the fourth quarter of 2011, non-cash goodwill impairment charges of $13.5 million were recorded. These charges were due to the carrying value of the assets, including allocated goodwill and intangible assets, being in excess of the fair value received from divesting these businesses.

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
During the fourth quarter of 2013, the Company made the decision that certain trade names would be retired in 2014 as a result of rebranding the Company's print and packaging business lines. Accordingly, based on its evaluation using a relief from royalty and other discounted cash flow methodologies, the Company concluded those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce their carrying value to their estimated fair value. Those trade names have a remaining carrying value of $1.9 million as of the year ended 2013, which will be amortized over their remaining useful life of less than one year. There were no intangible asset impairments in the years ended 2012 or 2011.
Long-Lived Assets: Long-lived assets, including property, plant and equipment, and intangible assets with definite lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying amount. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value (Level 2 and 3). Additionally, the estimated useful lives of all long-lived assets are periodically reviewed and revised, if necessary.
Self-Insurance: The Company is self-insured for the majority of its workers’ compensation costs and health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred, but not reported. As of the years ended 2013 and 2012, the (i) undiscounted workers' compensation liability was $12.9 million and $13.5 million, respectively, and the discounted liability was $11.9 million and $12.1 million, respectively, using discount rates of 2% and 3%, respectively, and the (ii) healthcare liability was $3.3 million and $3.8 million, respectively.
Pension and Postretirement Plans: The Company records expense relating to its pension and other postretirement plans based on actuarial calculations. The inputs for these estimates mainly include discount rates, anticipated mortality rates, assumed rates of return and compensation increases. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current anticipated rates. The effect of modifications on the value of plan obligations and assets is recognized in accumulated other comprehensive income (loss) ("AOCI") and is recognized in the statement of operations over future periods.
Interest Rate Swaps: From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. As of the years ended 2013 and 2012, the Company did not have any outstanding interest rate swap obligations. At inception of a hedge transaction, the Company formally documents the hedge relationship and the risk management objective for undertaking the hedge. In addition, the Company assesses, both at inception of the hedge and on an ongoing basis, whether the derivative in the hedging transaction has been highly effective in offsetting changes in fair value or cash flows of the hedged item and whether the derivative is expected to continue to be highly effective. The impact of ineffectiveness, if any, is recognized in the statement of operations.
Revenue Recognition: The Company recognizes revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured, net of rebates earned by customers. Since a significant portion of the Company’s products are customer specific, it is common for customers to inspect the quality of the product at the Company’s facility prior to its shipment. Products shipped are not subject to contractual right of return provisions.
Sales Tax: The Company records sales net of applicable sales tax.
Freight Costs: The costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales. Freight costs that are either billed separately to the customer or included in the price of the product are included in net sales.
Advertising Costs: All advertising costs are expensed as incurred. Advertising costs were $2.9 million, $2.8 million and $2.6 million for 2013, 2012 and 2011, respectively.
Stock-Based Compensation: The Company uses the fair value method of accounting for stock-based compensation. The Company uses the Black-Scholes-Merton option-pricing model (“Black-Scholes”) to measure fair value of these stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. The Company recognizes stock compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Foreign Currency Translation: Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the United States dollar are translated at year-end exchange rates. The effects of translation are included in shareholders’ deficit. Income and expense items and gains and losses are translated at the average monthly rate. Foreign currency transaction gains and losses are recorded in other income, net.
Income Taxes: Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the deferred tax assets will not be realized. Based upon analysis as of the year ended 2013, which incorporated excess capacity and pricing pressure the Company has experienced in certain product lines, along with the recent decline in net sales and profitability in the print segment during 2013, the Company concluded it is more likely than not that the net deferred tax assets in the United States would not be fully realized in the future. Accordingly, the Company increased its valuation allowance related to those net deferred tax assets by $40.6 million to $97.1 million in 2013.

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
New Accounting Pronouncements: Effective in the first quarter of 2013, the Company adopted an accounting pronouncement relating to the presentation of AOCI. This pronouncement does not change the current requirements; however, the Company is required to provide information about the amounts reclassified out of AOCI by component. In addition, the Company is required to present, either on the face of the statement where net income (loss) is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income (loss), but only if the amount is required under GAAP to be reclassified to net income (loss) in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income (loss), the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. The Company has provided the required disclosures in Note 15. The adoption of this pronouncement did not have a material impact to the Company's consolidated financial statements.
In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists.  The objective of this ASU is to eliminate diversity in practice related to this topic.  The ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward except in certain situations.  The update is effective for annual and interim periods beginning after December 15, 2013.  The Company does not anticipate the adoption of this amendment to have a material impact on the Company's consolidated financial statements.

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

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and were $8.7 million, $1.5 million and $6.0 million for the years ended 2013, 2012 and 2011, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013

National Envelope

On September 16, 2013, the Company acquired certain assets of National. National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with the Company's acquisition. National manufactured and distributed envelope products for the wholesale, billing, financial, direct mail and office products markets and had approximately 1,600 employees. The Company believes the acquisition of certain assets of National will enhance the Company's manufacturing capabilities and reduce capacity in the envelope industry. The preliminary purchase price was $34.1 million, of which $6.0 million was Cenveo common stock, and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, and was assigned to the Company's envelope segment. The acquisition of certain assets of National resulted in a preliminary bargain purchase gain of approximately $17.3 million, exclusive of $6.8 million of tax expense, which was recognized in the Company's consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of National for less than their fair value due to National's bankruptcy prior to the Company's acquisition. The acquired identifiable intangible asset relates to a leasehold interest with a fair value of $3.8 million, which is being amortized over the remaining lease term of 20 years, which includes renewal periods.
National's results of operations and cash flows are included in the Company’s consolidated statement of operations and cash flows from September 16, 2013. As a result of the Company's integration of certain assets of National into the Company's existing envelope operations, it is impracticable to disclose the amounts of revenues and operating income of National since the acquisition date.

Preliminary Purchase Price Allocation

The following table summarizes the preliminary allocation of the purchase price of National to the assets acquired and liabilities assumed in the acquisition (in thousands):

As of September 16, 2013
Property, plant and equipment	$54,900
Other intangible assets	3,780
Total assets acquired	58,680
Accounts payable	967
Accrued compensation and related liabilities	1,210
Other current liabilities	1,351
Other liabilities	1,292
Note payable	2,536
Total liabilities assumed	7,356
Net assets acquired	51,324
Cost of the acquisition of certain assets of National	34,062
Gain on bargain purchase	$17,262

Property, plant and equipment values were estimated based on discussions with machinery and equipment brokers, internal expertise related to the equipment and current marketplace conditions. The value of the leasehold interest acquired was determined based on the present value of the difference between the contractual amounts to be paid pursuant to the lease and management's estimate of current market lease rates for the corresponding lease, measured over the remaining lease term and renewal periods.
The fair values of property, plant and equipment and the intangible asset acquired from National were determined to be Level 3 under the fair value hierarchy.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the years ended 2013 and 2012 herein have been prepared by adjusting the historical data as set forth in its statements of operations to give effect to the acquisition of certain assets of National as if it had been made as of January 1, 2012 (in thousands, except per share amounts).

	For The Years Ended
	2013	2012
Net sales
As reported	$1,777,808	$1,738,293
Pro forma	$2,027,799	$2,154,956
Loss from continuing operations
As reported	$(85,527)	$(80,528)
Pro forma	$(114,127)	$(125,724)
Loss per share from continuing operations - basic
As reported	$(1.32)	$(1.27)
Pro forma	$(1.73)	$(1.92)
Loss per share from continuing operations - diluted
As reported	$(1.32)	$(1.27)
Pro forma	$(1.73)	$(1.92)
The supplemental pro forma consolidated summary financial information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the acquisition of certain assets of National been consummated as of the beginning of the period noted above, or of the Company’s expected future results of operations. The adjustments related to the supplemental pro forma consolidated summary financial information above include the removal of $7.5 million in acquisition-related expenses incurred during 2013, as well as the removal of a bargain purchase gain of $17.3 million in 2013, and the related $6.8 million of tax expense.

The Company has performed its assessment of the preliminary purchase price allocation by identifying and estimating the fair value of intangible and tangible assets, comprised of a leasehold interest and property, plant and equipment. Pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values, and to reflect the Company's borrowing rate in the above supplemental pro forma consolidated summary financial information. The pro forma operating results do not include any anticipated synergies related to combining these operations.

Express Label
On December 31, 2012, the Company acquired certain assets and assumed certain liabilities of Express Label, which had annual net sales of approximately $5.4 million prior to the acquisition by the Company. The total purchase price was approximately $5.1 million, and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The Express Label acquisition resulted in $0.1 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's label and packaging segment. The Company believes that the recognized goodwill related to Express Label is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.0 million, which are being amortized over their estimated useful life of 10 years; and (ii) a trade name of $0.3 million, which is being amortized over its estimated useful life of 10 years.

Express Label's results of operations and cash flows are included in the Company’s consolidated statement of operations and cash flows from December 31, 2012. Pro forma results for the year ended 2012, assuming the acquisition of Express Label had been made on January 1, 2012 are not presented in the table above since the effect would not be material.

2011

Nesbitt
On August 1, 2011, the Company acquired essentially all of the assets of Nesbitt, which had annual net sales of approximately $5.6 million prior to the acquisition by the Company. Nesbitt is a niche content management business that focuses on high end book content development and project management offerings and was acquired to further enhance the Company's

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

content management operations. The total purchase price was approximately $5.6 million, and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The changes from the Company's original purchase price allocation primarily relate to changes in working capital settlements from the acquisition date. The Nesbitt acquisition resulted in $2.0 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's print segment. The Company believes that the recognized goodwill related to Nesbitt is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to customer relationships of $1.4 million, which are being amortized over their estimated useful life of 10 years.

Envelope Product Group

On February 1, 2011, the Company acquired the assets of EPG. EPG manufactures and distributes envelope products for the billing, financial, direct mail and office products markets and had approximately 900 employees, all of which were located in the United States. Prior to the acquisition, EPG had annual net sales of approximately $240.0 million. The Company believes EPG further strengthened its existing envelope operations and provided for manufacturing efficiencies given EPG's unique asset base and geographic overlap of facilities that exists between EPG and the Company's existing envelope operations. EPG was assigned to the Company's envelope segment. The purchase price was approximately $55.2 million and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The EPG acquisition resulted in a bargain purchase gain of approximately $11.7 million, which was recognized in the Company's consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire EPG for less than the fair value of its net assets due to its operating results prior to the Company's acquisition and given its parent company's desire to exit a non-core business. The acquired identifiable intangible assets relate to: (i) a trade name of $1.0 million, which is being amortized over its estimated useful life of 10 years; and (ii) a patent of $0.5 million, which is being amortized over its estimated useful life of 15 years.

Both 2011 acquisitions were consolidated into Cenveo's results of operations beginning on their respective acquisition dates.
3. Discontinued Operations

On September 28, 2013, the Company completed the sale of Custom Envelope. Net cash proceeds received in 2013 were approximately $44.8 million, which resulted in an after-tax gain of $14.9 million. In addition to the proceeds, $2.4 million of purchase price consideration has been held in escrow ("the holdback amount") and will be paid subject to certain financial adjustments. As a result, the Company has not included the holdback amount in the calculation of the gain on sale of Custom Envelope as of the year ended 2013. The operating results of Custom Envelope are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

During the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility within its print segment. The operating results of this manufacturing facility are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

On February 10, 2012, the Company completed the sale of Documents Group. Net cash proceeds were approximately $35.5 million. The original sale price of $40.0 million was subject to customary working capital settlement negotiations, which were completed during the third quarter of 2012, pursuant to the purchase and sale agreement. The operating results of the Documents Group are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

On January 27, 2012, the Company completed the sale of its wide-format papers business, for cash proceeds of approximately $4.7 million. The operating results of the wide-format papers business are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of December 28, 2013, and December 29, 2012 (in thousands):

	2013	2012
Accounts receivable, net	$9	$7,222
Inventories	—	3,534
Prepaid and other current assets	123	509
Assets of discontinued operations - current	132	11,265
Property, plant and equipment, net	33	3,522
Goodwill	—	4,000
Other intangible assets, net	—	7,705
Other assets, net	—	41
Assets of discontinued operations - long-term	33	15,268

Accounts payable	—	5,421
Accrued compensation and related liabilities	627	645
Other current liabilities	1,386	525
Liabilities of discontinued operations - current	2,013	6,591
Liabilities of discontinued operations - long-term	—	880
Net assets	$(1,848)	$19,062

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For The Years Ended
	2013	2012	2011
Net sales	$34,891	$68,478	$164,427
Income from discontinued operations before income taxes (1) (2)	4,471	11,342	8,901
Income tax expense on discontinued operations	2,663	4,441	8,772
Gain (loss) on sale of discontinued operations, net of tax (3)	14,933	(6,260)	—
Income from discontinued operations, net of taxes	$16,741	$641	$129
Income per share - basic	$0.25	$0.01	$—
Income per share - diluted	$0.25	$0.01	$—
____________________
(1)     Income from discontinued operations for the year ended 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

(2)     Includes $13.5 million of non-cash goodwill impairment charges in 2011 related to the Documents Group and the Company's wide-format papers business.

(3)     The gain (loss) on the sale of discontinued operations is shown net of tax expense of $10.7 million for the year ended 2013 and a tax benefit of $2.6 million for the year ended 2012.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	2013	2012
Raw materials	$62,241	$49,001
Work in process	21,698	17,058
Finished goods	77,626	61,176
	$161,565	$127,235

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	2013	2012
Land and land improvements	$14,507	$17,283
Buildings and building improvements	97,674	103,326
Machinery and equipment	635,638	579,570
Furniture and fixtures	11,049	11,170
Construction in progress	11,828	7,060
	770,696	718,409
Accumulated depreciation	(465,789)	(439,331)
	$304,907	$279,078

Sale Leaseback Transaction
During the first quarter of 2013, the Company sold one manufacturing facility related to its label and packaging segment, which had a net book value of $3.7 million for net proceeds of $6.3 million, and entered into a seven-year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $2.6 million, which will be amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales in the Company's consolidated statement of operations.

Proceeds From Long-Lived Assets

During the fourth quarter of 2013, the Company sold one office facility, which related to its envelope segment for net proceeds of $0.5 million. During the second quarter of 2013, the Company sold one manufacturing facility, which related to its envelope segment, for net proceeds of $1.7 million.

During the first quarter of 2013, a press in the Company's label and packaging segment was destroyed by a fire. The Company's insurance policy provided coverage for business interruption and the replacement cost of the press. The insurance settlement was finalized during the second quarter of 2013 and the Company received cash proceeds of $4.4 million, resulting in a $2.7 million gain. The gain on the insurance settlement represents the difference between the replacement cost and carrying value of the press. The gain is recorded in other (income) expense, net in the Company's consolidated statement of operations.

In 2012, the Company sold three manufacturing facilities, one of which related to its envelope segment and two of which related to its print segment, for net proceeds of $6.4 million.

In 2011, the Company sold four manufacturing facilities, one of which related to its label and packaging segment, two of which related to its print segment, and one of which related to its envelope segment, for net proceeds of $9.6 million and it also sold certain manufacturing assets for net proceeds of $1.5 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of the years ended 2013 and 2012 by reportable segment are as follows (in thousands):

	Envelope	Print	Label and Packaging	Total
Balance as of the year ended 2011	$23,433	$45,814	$117,575	$186,822
Acquisitions, net	—	644	—	644
Foreign currency translation	—	(191)	140	(51)
Balance as of the year ended 2012	23,433	$46,267	$117,715	$187,415
Acquisitions, net	—	—	92	92
Foreign currency translation	—	(691)	(380)	(1,071)
Balance as of the year ended 2013	$23,433	$45,576	$117,427	$186,436

The impairment test for goodwill uses a two-step approach. Step one compares the estimated fair value of a reporting unit with goodwill to its carrying value. If the carrying value exceeds the estimated fair value, step two must be performed. Step two compares the carrying value of the reporting unit to the fair value of all of the assets and liabilities of the reporting unit (including any unrecognized intangibles) as if the reporting unit was acquired in a business combination. If the carrying amount of a reporting unit’s goodwill exceeds the implied fair value of its goodwill, an impairment loss is recognized in an amount equal to the excess. The Company's valuation of all of its reporting units was performed using the income approach in which the Company utilized a discounted cash flow analysis to determine the present value of expected future cash flows of each reporting unit. The Company performed a market approach analysis in order to support the reasonableness of the fair value determined under the income approach.

The estimated fair value for each of the Company's reporting units, as of the year ended 2013, exceeded the respective carrying values of each reporting unit. As a result, it was concluded that the goodwill assigned to each reporting unit, as of December 28, 2013, was not impaired. Additionally, there were no goodwill impairments recorded in the years ended 2012 and 2011.

Other intangible assets are as follows (in thousands):

		2013				2012
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	9	$144,898	$(27,234)	$(53,682)	$63,982	$159,296	$(27,234)	$(62,055)	$70,007
Trademarks and trade names	20	77,754	(55,367)	(6,734)	15,653	20,701	—	(5,938)	14,763
Leasehold interest	19	3,780	—	(55)	3,725	—	—	—	—
Patents	10	3,528	—	(3,039)	489	3,528	—	(2,839)	689
Non-compete agreements		140	—	(140)	—	510	—	(510)	—
Subtotal	12	230,100	(82,601)	(63,650)	83,849	184,035	(27,234)	(71,342)	85,459

Intangible assets with indefinite lives:
Trademarks		84,900	—	—	84,900	141,740	(22,000)	—	119,740
Total		$315,000	$(82,601)	$(63,650)	$168,749	$325,775	$(49,234)	$(71,342)	$205,199

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2014	$11,855
2015	9,707
2016	7,857
2017	7,265
2018	7,143

Sale of Intangible Asset

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

Asset Impairments

During the fourth quarter of 2013, the Company made the decision to retire certain trade names during 2014 as a result of rebranding the Company's print and packaging business lines. Accordingly, based on its evaluation using a relief from royalty and other discounted cash flow methodologies, the Company concluded that those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce their carrying value to their estimated fair value. Those trade names have a remaining carrying value of $1.9 million as of the year ended 2013, which will be amortized over their remaining useful life of less than one year. There were no intangible asset impairments in the years ended 2012 or 2011.

7. Other Current Liabilities
Other current liabilities are as follows (in thousands):

	2013	2012
Accrued interest expense	$20,040	$20,671
Accrued customer rebates	16,901	16,187
Restructuring liabilities	4,555	7,474
Other accrued liabilities	39,702	33,035
	$81,198	$77,367

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt

Long-term debt is as follows (in thousands):

	2013	2012
ABL Facility, due 2017	$121,400	$—
Term Loan Facility, due 2017 ($329.1 million outstanding principal amount as of the year ended 2013)	326,013	—
15% Unsecured Term Loan, due 2017 ($10.0 million outstanding principal amount as of the year ended 2013)	9,500	—
Revolving Credit Facility, due 2014	—	18,000
Term Loan B, due 2016 ($388.2 million outstanding principal amount as of the year ended 2012)	—	385,547
11.5% senior notes, due 2017 ($225.0 million outstanding principal amount as of the years ended 2013 and 2012)	219,068	217,675
7% senior exchangeable notes, due 2017	86,250	86,250
8.875% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of the years ended 2013 and 2012)	398,326	398,001
7.875% senior subordinated notes, due 2013	—	67,848
Other debt including capital leases	24,968	10,297
	1,185,525	1,183,618
Less current maturities	(9,174)	(11,748)
Long-term debt	$1,176,351	$1,171,870

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion for the years ended 2013 and 2012. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument. Interest expense in 2013 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.2%, compared to the average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 8.2% in 2012. Cash interest payments on long-term debt were $103.0 million, $110.7 million and $111.0 million in 2013, 2012 and 2011, respectively.

2013 Credit Facilities

On April 16, 2013, the Company completed the refinancing of its $170 million revolving credit facility due 2014 (the "Revolving Credit Facility") and its existing term loan B due 2016 (the "Term Loan B," and collectively with the Revolving Credit Facility, the “Refinanced Facility”) by entering into: (i) a Second Amended and Restated Credit Agreement providing for a $360 million secured term loan facility (the “Term Loan Facility”), with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent; and (ii) a Credit Agreement providing for a $200 million asset-based revolving credit facility, (the “ABL Facility”; and together with the Term Loan Facility, the “2013 Credit Facilities”), with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, issuing bank and swingline lender. In connection with the 2013 Credit Facilities, the Company capitalized debt issuance costs of $7.2 million, of which $1.8 million relates to original issuance discount. Proceeds from the 2013 Credit Facilities together with available cash on hand were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

On December 11, 2013, the Company entered into an Amendment No. 1 to the ABL Facility ("ABL Amendment No. 1"), pursuant to which the revolving commitments under the original agreement were increased by $30.0 million.  Capitalized fees and expenses associated with the ABL Amendment No. 1 were approximately $0.3 million.  A portion of the additional $30.0 million borrowing capacity under the ABL Facility, together with cash on hand, were used to repay $28.2 million of its Term Loan Facility.

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

Also in connection with the 2013 Credit Facilities, the Company entered into an Amendment No. 1 to its existing Unsecured Term Loan (as defined below). The Unsecured Term Loan was amended in order to, among other things, permit the refinancing of the Refinanced Facility.

Unsecured Credit Facilities
On January 18, 2013, the Company entered into an unsecured credit agreement with Macquarie US Trading LLC, as administrative agent, and the lenders named therein, which provided for an unsecured $50.0 million aggregate principal amount term loan due March 31, 2017 (the “Unsecured Term Loan”). In connection with the Unsecured Term Loan, the Company capitalized debt issuance costs of $6.1 million, of which $2.5 million relates to original issuance discount. In connection with the Unsecured Term Loan, all of the Company's North American subsidiaries as guarantors, entered into a guaranty agreement, dated as of January 18, 2013 (the “Guaranty”), in favor of the administrative agent. Proceeds from the Unsecured Term Loan together with borrowings on its $170 million Revolving Credit Facility were used to redeem, satisfy and discharge in full the Company's 7.875% senior subordinated notes due 2013, ("7.875% Notes"), and to pay certain fees and expenses incurred in connection with the Unsecured Term Loan and the redemption, satisfaction and discharge of the 7.875% Notes. On January 22, 2013, U.S. Bank National Association, the trustee for the 7.875% Notes officially canceled the 7.875% Notes.

The Unsecured Term Loan bears interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan and on the maturity date of the Unsecured Term Loan. If the Company does not pay in full a quarterly excess cash flow mandatory prepayment pursuant to the terms of the Unsecured Term Loan, interest on the outstanding principal amount of the Unsecured Term Loan will instead accrue at 25% per annum until the first prepayment date thereafter when the full excess cash flow mandatory prepayment is made by the Company. In addition, for so long as the increased interest rate pursuant to the previous sentence is not applicable, if on any interest payment date the outstanding principal amount of the Unsecured Term Loan exceeds a specified threshold amount, which threshold amount equaled $31.3 million on November 25, 2013 and decreases by $6.3 million on each interest payment date thereafter, then on and after each such interest payment date an additional 10% per annum will accrue on such excess. The Unsecured Term Loan is guaranteed by the Company and each existing and future direct and indirect North American subsidiary of Cenveo on an unsecured basis pursuant to the Guaranty. The Unsecured Term Loan contains customary covenants that, among other things, place limits on the ability of Cenveo, the Company, and/or their respective subsidiaries to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities or sell all or substantially all their assets, engage in transactions with affiliates, and make capital expenditures. The Unsecured Term Loan also contains customary representations and warranties and events of default.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other Debt

Other debt as of the year ended 2013 primarily consisted of equipment loans. On September 16, 2013, in connection with the acquisition of certain assets of National, the Company entered into an equipment loan in the aggregate amount of $20.0 million, secured by the machinery and equipment of National. Interest on the equipment loan accrues at a rate of the LIBOR plus 11% per year and is payable monthly in arrears for a period of five years beginning on November 1, 2013. A 2% fee will apply if the Company elects to prepay the loan in full before the maturity date, which is permitted beginning October 1, 2015. The fee declines by 1% in each subsequent year. In connection with the equipment loan, the Company capitalized debt issuance costs of $0.7 million.

2010 Credit Facilities

On December 14, 2012, the Company issued $15 million aggregate principal amount of additional term loans (the “$15 million Term Loan Add-On,” and together with the $65 million Term Loan Add-On, as described below, the “Term Loan Add-On”) under its senior secured credit agreement, which includes the $170 million Revolving Credit Facility, and the $380 million Term Loan B (collectively with the Term Loan Add-On and Revolving Credit Facility, the “2010 Credit Facilities”). The $15 million Term Loan Add-On was issued at par. Concurrently with the $15 million Term Loan Add-On, the Company amended the 2010 Credit Facilities (the "December 2012 Amendment") to allow the Company to incur up to $50 million of indebtedness under a new unsecured term loan to be prepaid on substantially similar terms as the Company's 7.875% Notes, subject to maintaining certain liquidity thresholds and other customary conditions. The Company capitalized debt issuance costs of $2.7 million, which is amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.6 million, which is capitalized and is amortized over the remaining life of the 2010 Credit Facilities.

On June 8, 2012, the Company issued the $65 million aggregate principal amount of additional term loans (the “$65 million Term Loan Add-On”) under its 2010 Credit Facilities. The $65 million Term Loan Add-On was issued at a discount of approximately $0.7 million. Concurrently with the $65 million Term Loan Add-On, the Company amended the 2010 Credit Facilities (the “Add-On Amendment”) to allow for the repurchase of up to $135 million of its 7.875% Notes, subject to maintaining certain liquidity thresholds and other customary conditions. The Company capitalized debt issuance costs of $1.1 million, which is amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.0 million for the Add-On Amendment, of which $1.8 million was capitalized and is amortized over the remaining life of the 2010 Credit Facilities.

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

Effective March 5, 2012, the Company increased its borrowing capacity under the Revolving Credit Facility to $170 million from $150 million as a result of receiving an additional commitment, as permitted under the 2010 Credit Facilities. In connection with this increase, the Company capitalized debt issuance costs of $1.0 million, which is amortized over the life of the Revolving Credit Facility. On March 9, 2012, the Company repaid $34.7 million of its Term Loan B as part of its required excess cash flow pre-payment.
11.5% Senior Notes

On March 28, 2012, the Company issued $225 million aggregate principal amount of 11.5% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million, of which $7.3 million remains unamortized as of the year ended 2013. The 11.5% Notes were issued pursuant to an indenture (the “11.5% Indenture”) among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 11.5% Notes, semi-annually, in cash in arrears, on May 15 and November 15 of each year commencing May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100% to 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the notes originally

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.5% plus accrued and unpaid interest. The Company may also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a “make whole” premium. Each holder of the 11.5% Notes has the right to require the Company to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing the Company's capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill its registration rights obligations, on May 10, 2012, the Company launched a registered exchange offer (the "Exchange Offer") to exchange any and all of its unregistered 11.5% Notes for publicly tradable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes. The Exchange Offer expired on June 18, 2012.
7% Senior Exchangeable Notes

Concurrently with the issuance of the 11.5% Notes on March 28, 2012, the Company issued $86.3 million aggregate principal amount of senior exchangeable notes due 2017 (the “7% Notes”) that were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 7% Notes were issued pursuant to an indenture (the “7% Indenture”) among the Company, certain subsidiary guarantors and U.S. Bank National Association, as trustee. The Company will pay interest on the 7% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing November 15, 2012. The 7% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 7% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 7% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may not redeem the notes at its option. Upon a fundamental change, as defined in the 7% Indenture, each holder of 7% Notes may require the Company to repurchase all or a portion of such holder's notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 7% Indenture. The 7% Indenture does not contain any financial covenants or any restrictions, among other things, on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company. The 7% Indenture does not contain any covenants or other provisions to protect holders of the notes in the event of a highly leveraged transaction or a change of control, except to the extent described in the 7% Indenture.

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

Net proceeds of the 11.5% Notes and 7% Notes together with borrowings under the Company's Revolving Credit Facility were used to fund the cash tender offers for any and all of the Company's 8.375% senior subordinated notes, due 2014 (the "8.375% Notes") and the 10.5% senior notes due 2016 (the "10.5% Notes"), plus $45 million aggregate principal amount of the Company's 7.875% Notes and to repurchase an additional $73 million of 7.875% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses. In connection with the issuance of the 11.5% Notes and the 7% Notes, the Company capitalized debt issuance costs of $6 million and $3 million, respectively, all of which will be amortized over the life of the 11.5% Notes and the 7% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.875% Notes
In 2010, the Company issued $400 million of 8.875% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933.  The 8.875% Notes were issued at a discount of approximately $2.8 million, of which approximately $1.7 million and $2.0 million remained unamortized as of the years ended 2013 and 2012, respectively. Net proceeds after fees and expenses were used to pay down $300.0 million of the Company’s outstanding senior secured term loans and $88.0 million outstanding under the Company's then existing senior secured revolving credit facility.
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
In connection with the issuance of the 8.875% Notes, the Company capitalized $9.4 million of debt issuance costs, of which $7.6 million relates to fees paid to consenting lenders and $1.8 million relates to offering expenses, all of which is amortized over the eight year life of the 8.875% Notes.
7.875% Notes
In 2004, the Company issued $320.0 million of the 7.875% Notes, with semi-annual interest payments due on June 1 and December 1, and no required principal payments prior to the scheduled maturity on December 1, 2013. The Company had the option to redeem these notes, in whole or in part, at redemption prices from 103.938% to 100%, plus accrued and unpaid interest.
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
2013 Extinguishments

During the year ended 2013, the Company recorded a total loss on early extinguishment of debt of $11.3 million. In connection with the Refinanced Facility, the Company recorded a loss on early extinguishment of debt of approximately $6.4 million, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount.     The Company recorded a loss on early extinguishment of debt of approximately $4.0 million related to the extinguishment of $40.0 million of its Unsecured Term Loan, of which $2.2 million related to the write-off of unamortized debt issuance costs and $1.8 million related to the write-off of original issuance discount. In connection with the extinguishment of $28.2 million of its Term Loan Facility, the Company recorded a loss on early extinguishment of debt of approximately $0.8 million, of which $0.5 million related to the write-off of unamortized debt issuance costs and $0.3 million related to the write-off of original issuance discount.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2012 Extinguishments
During 2012, the Company recorded a total loss on early extinguishment of debt of $12.5 million. In connection with the various refinancing activities discussed, the Company incurred a loss on early extinguishment of debt of $14.9 million, of which $11.7 million related to tender and consent fees paid to consenting lenders and $3.2 million related to the write-off of previously unamortized debt issuance costs. The loss on early extinguishment was partially offset by the gains on early extinguishment of debt of $2.4 million related to repurchases of the 7.875% Notes, the 10.5% Notes, and the 8.375% Notes, plus in each case accrued and unpaid interest thereon.
2011 Extinguishments
In 2011, the Company purchased in the open market approximately $11.4 million of its 7.875% Notes and retired them for $9.0 million plus accrued and unpaid interest and $7.0 million of its 8.375% Notes for $5.4 million plus accrued and unpaid interest.  In connection with these retirements, the Company recorded a gain on early extinguishment of debt of $4.0 million.
Debt Compliance
In connection with the 2013 Credit Facilities, the Term Loan Facility contains a maximum consolidated leverage ratio covenant, and the ABL Facility contains a minimum consolidated fixed charge coverage ratio covenant that applies if availability thereunder falls below a certain level. In addition, each of the 2013 Credit Facilities contains customary covenants that, among other things, place limits on the ability of Cenveo, the Company and their respective subsidiaries to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The 2013 Credit Facilities also contain customary representations and warranties and events of default.

The obligations under the 2013 Credit Facilities are guaranteed by the Company and each existing and future direct and indirect North American subsidiary of the Company. The 2013 Credit Facilities are secured by a first priority perfected security interest in substantially all assets of the Company and its North American subsidiaries.  As the 2013 Credit Facilities have senior secured and first priority lien position in the Company’s capital structure and the most restrictive covenants, then provided the Company is in compliance with the 2013 Credit Facilities, the Company would also be in compliance, in most circumstances, with the Company’s incurrence tests within all of the Company’s debt indentures.
Any default under the 2013 Credit Facilities would prevent the Company from borrowing additional amounts and could cause the indebtedness outstanding under the 2013 Credit Facilities and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness the Company may then have, to become immediately due and payable.
As of the year ended 2013, the Company was in compliance with all debt agreement covenants. The Company anticipates being in compliance with all of its debt agreements throughout its 2014 fiscal year.
Subsequent Event
In February 2014, the Company entered into an amendment to adjust, among other things, its covenant requirements under its 2013 Credit Facilities. This amendment eliminated the maximum consolidated leverage ratio and replaced it with a maximum consolidated first lien leverage ratio, providing the Company additional financial flexibility.
The aggregate annual maturities for long-term debt, including the original issuance discount, are as follows (in thousands):

2014	$9,174
2015	9,495
2016	6,600
2017	763,950
2018	407,500
Thereafter	—
$1,196,719
The Company may from time to time seek to purchase its outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, the Company's liquidity requirements, contractual restrictions and other factors.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Interest Rate Swaps

From time to time the Company enters into interest rate swap agreements to hedge interest rate exposure of notional amounts of its floating rate debt. As of the years ended 2013 and 2012, the Company did not have any outstanding interest rate swap obligations.

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or non-recurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis:

On a recurring basis, the Company records its pension plan assets (Note 13) at fair value. No additional assets or liabilities were recorded at fair value on a recurring basis for the years ended 2013 and 2012.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis:

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on the Consolidated Balance Sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in the statement of operations. No impairment of fixed assets or goodwill has been recorded in 2013 or 2012.

Refer to Note 6, Goodwill and Other Intangible Assets, for further information associated with the impairment of certain trade names. Fair value was derived using the relief from royalty method, as described in Note 1, Summary of Significant Accounting Policies.

The following tables provide information for assets that are measured at fair value on a nonrecurring basis as of the years ended 2013 and 2012 (in thousands):

	2013		2012
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
Other intangible assets, net	$33,367	$1,933	$—	$—
The fair value re-measurements included in the table above were based on significant unobservable inputs (Level 3).

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of the years ended 2013 and 2012 due to the short-term nature of these instruments. See Note 8 for fair value of the Company’s long-term debt. Additionally, the Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes
Income Tax Expense (Benefit)
Income (loss) from continuing operations before income taxes was as follows for the years ended (in thousands):

	2013	2012	2011
Domestic	$(70,385)	$(26,572)	$(8,981)
Foreign	(1,389)	1,764	4,832
	$(71,774)	$(24,808)	$(4,149)
Income tax expense (benefit) on income (loss) from continuing operations consisted of the following for the years ended (in thousands):

	2013	2012	2011
Current tax expense (benefit):
Federal	$—	$—	$(4,113)
Foreign	977	295	1,361
State	888	874	436
	1,865	1,169	(2,316)
Deferred tax expense (benefit):
Federal	2,659	40,703	6,741
Foreign	(1,421)	(748)	1,000
State	10,650	14,596	(880)
	11,888	54,551	6,861
Income tax expense	$13,753	$55,720	$4,545
The Company's deferred tax expense (benefit) for the year ended 2013 includes a tax charge of $40.6 million related to a valuation allowance against its deferred tax assets.
The Company's deferred tax expense (benefit) for the year ended 2012 includes a tax charge of $56.5 million related to a valuation allowance against its deferred tax assets.
The Company's current tax expense (benefit) for the year ended 2011 includes a tax benefit of $5.1 million for the utilization of income tax loss carryforwards and credits.
A reconciliation of the expected tax benefit based on the federal statutory tax rate to the Company’s actual income tax expense is summarized as follows for the years ended (in thousands):

	2013	2012	2011
Expected tax benefit at federal statutory income tax rate	$(25,121)	$(8,683)	$(1,452)
State and local income tax (benefit) expense	(1,706)	(1,075)	1,807
Change in valuation allowance	34,049	55,374	(2,592)
Change in contingency reserves	(105)	(94)	(84)
Non-U.S. tax rate differences	42	(1,063)	670
Non-deductible expenses	3,260	2,426	6,847
Change in state tax rates	(272)	1,564	(547)
Expiration of stock option contracts	968	7,007	—
Other	2,638	264	(104)
Income tax expense	$13,753	$55,720	$4,545

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Deferred Income Taxes
Deferred taxes are recorded to give recognition to temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The tax effects of these temporary differences are recorded as deferred tax assets and deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years. Deferred tax liabilities generally represent items that have been deducted for tax purposes, but have not yet been recorded in the consolidated statement of operations.
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities of the Company, were as follows (in thousands):

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$108,580	$106,393
Compensation and benefit related accruals	35,238	60,047
Foreign tax credit carryforwards	7,456	9,011
Alternative minimum tax credit carryforwards	8,242	8,819
Accounts receivable	2,075	1,928
Inventory	2,682	2,504
Restructuring accruals	9,985	11,850
Accrued tax and interest	1,645	1,540
Other	9,958	7,719
Valuation allowance	(110,754)	(69,241)
Total deferred tax assets	75,107	140,570

Deferred tax liabilities:
Property, plant and equipment	(44,804)	(48,912)
Goodwill and other intangible assets	(56,376)	(71,187)
Other	(9,203)	(10,242)
Total deferred tax liabilities	(110,383)	(130,341)
Net deferred tax (liability) asset	$(35,276)	$10,229
The net deferred tax (liability) asset included the following (in thousands):

	2013	2012
Current deferred tax asset (included in prepaid and other current assets)	$7,823	$15,567
Current deferred tax asset (included in assets of discontinued operations - current)	—	83
Long-term deferred tax liability (included in other liabilities)	(43,099)	(4,541)
Long-term deferred tax liability (included in liabilities of discontinued operations - long-term)	—	(880)
Total	$(35,276)	$10,229
The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $108.6 million as of the year ended 2013. Federal net operating loss carryforwards of $282.3 million will expire from 2022 through 2033, foreign tax credit carryforwards of $7.5 million will expire from 2014 through 2015 and alternative minimum tax credit carryforwards of $8.2 million do not have an expiration date.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of its cumulative results in recent years. In the United States, the Company's analysis indicates that it has cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving the cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis. Based upon the Company's analysis, which incorporated the excess capacity and pricing pressure experienced in certain product lines, along with the recent decline in net sales and profitability from the print segment during 2013, the Company believes it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, the Company increased its valuation allowance related to those net deferred tax assets by $40.6 million to $97.1 million in 2013. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During 2013, the valuation allowance related to these state net operating losses and foreign tax credit carryforwards was increased by $1.0 million to $13.7 million, primarily as a result of an increase in the valuation allowance against state net operating losses in the amount of $2.5 million offset by the expiration of foreign tax credit carryforwards in the amount of $1.5 million.
There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in the Company's effective tax rate. The Company intends to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve on a sustained basis, or if certain tax planning strategies are implemented, conclusions regarding the need for valuation allowances could change, resulting in a decrease of the valuation allowances in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.
Uncertain Tax Positions
The Company accounts for uncertain tax positions by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. During 2013 and 2012, the Company did not reduce its liability for uncertain tax positions. The Company does not anticipate significant changes to its unrecognized tax benefits in the next twelve months. The balance of the Company’s remaining unrecognized tax benefits as of the year ended 2013 includes $2.2 million of tax benefits that, if recognized would affect the effective tax rate, which is included in other liabilities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued interest of $0.3 million during 2013 and, in total, as of the year ended 2013, has recognized no liabilities for penalties and liabilities of $2.2 million for interest.
The Company’s unrecognized tax benefit activity for the years ended 2013, 2012 and 2011 was as follows (in thousands):

Unrecognized tax benefit – As of year end 2010	$2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2011	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2012	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2013	$2,226
The Internal Revenue Service (“IRS”) has examined the Company’s federal income tax returns through 2010. The Company’s federal income tax returns for tax years 2003 through 2006 and 2009 remain subject to examination by the IRS due to a federal net operating loss generated in those years. Although the IRS has audited the Company’s tax return for 2010, that return remains subject to examination under the statute of limitations. However, a re-examination of the 2010 tax return is not likely. The various states in which the Company is subject to income tax are generally open for the tax years after 2008. In Canada, the Company remains subject to audit for tax years after 2004. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Current Taxes and Cash Taxes
As of the years ended 2013 and 2012, the Company had income tax receivables of $0.6 million and $1.7 million, respectively included in other current assets. Net cash payments for income taxes were $0.3 million, $1.4 million and $2.1 million in 2013, 2012 and 2011, respectively.

11. Restructuring and Other Charges
Cost Savings, Restructuring and Integration Plans

The Company currently has two active cost savings, restructuring and integration plans: (i) the plan related to the implementation of cost savings initiatives focused on overhead cost eliminations including headcount reductions and the potential closure of certain manufacturing facilities (the "2013 Plan"); and (ii) the plan related to the integration of certain assets of National into existing envelope operations (the "National Plan").
2013 Plan
During the first quarter of 2013, the Company began implementing the 2013 Plan, which primarily focused on overhead cost eliminations, including headcount reductions of approximately 400 employees, and the potential closure of certain manufacturing facilities. The Company will substantially complete the 2013 Plan in the first quarter of 2014.
Acquisition Integration Plans
Upon the completion of the acquisition of certain assets of National, the Company developed and began implementing the National Plan. Since the date of acquisition, activities related to the National Plan included the closure and consolidation of a warehouse into the Company's existing envelope operations and the elimination of duplicative headcount. Additionally, at the end of 2013 the Company announced the closure and consolidation of two existing envelope manufacturing facilities into a National manufacturing facility. The Company expects the National Plan to be completed during the 2015 fiscal year.
Upon the completion of the EPG acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations. Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of five manufacturing facilities, including the closure of one during the second quarter of 2013, into the Company's existing operations and the elimination of duplicative headcount. The Company has substantially completed the integration of EPG.
2012 Plan
In 2012, the Company announced the closure and consolidations of a print plant and an envelope plant into its existing operations. Additionally, the Company began implementing a cost savings initiative (the "2012 Plan"), which primarily focused on the Company's envelope and print segments and corporate expenses. This initiative focused on the consolidation of office and warehouse space and other overhead cost elimination plans, including headcount reductions. The Company substantially completed the 2012 Plan during the first quarter of 2013.
Residual Plans

The Company currently has certain residual cost savings, restructuring and integration plans (the "Residual Plans"). As a result of these cost savings actions, over the last eight years the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions. The Company does not anticipate any significant future expenses related to the Residual Plans, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2013 Activity

Restructuring and other charges for the year ended 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2013 Plan	$232	$—	$10	$215	$—	$65	$522
2012 Plan	(37)	118	193	300	—	728	1,302
Residual Plans	—	—	—	—	107	13	120
Acquisition Integration Plans	448	1,030	1,274	37	—	743	3,532
Total Envelope	643	1,148	1,477	552	107	1,549	5,476
Print
2013 Plan	2,688	—	—	104	—	224	3,016
2012 Plan	(74)	147	39	11	—	56	179
Residual Plans	—	—	10	454	346	284	1,094
Total Print	2,614	147	49	569	346	564	4,289
Label and Packaging
2013 Plan	1,239	—	—	9	—	13	1,261
2012 Plan	25	—	—	—	—	—	25
Residual Plans	(4)	—	—	(135)	—	—	(139)
Total Label and Packaging	1,260	—	—	(126)	—	13	1,147
Corporate
2013 Plan	1,940	—	—	64	—	64	2,068
Residual Plans	23	—	—	—	—	97	120
Total Corporate	1,963	—	—	64	—	161	2,188
Total Restructuring and Other Charges	$6,480	$1,295	$1,526	$1,059	$453	$2,287	$13,100

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2012 Activity

Restructuring and other charges for the year ended 2012 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2012 Plan	$1,483	$441	$35	$319	$—	$68	$2,346
Residual Plans	(12)	—	—	13	168	153	322
Acquisition Integration Plans	1,029	1,199	414	172	—	679	3,493
Total Envelope	2,500	1,640	449	504	168	900	6,161
Print
2012 Plan	2,241	6,220	572	337	5,400	1,571	16,341
Residual Plans	532	535	47	156	(486)	964	1,748
Total Print	2,773	6,755	619	493	4,914	2,535	18,089
Label and Packaging
2012 Plan	1,288	—	6	—	—	13	1,307
Residual Plans	364	—	—	162	—	185	711
Acquisition Integration Plans	—	—	(4)	—	—	—	(4)
Total Label and Packaging	1,652	—	2	162	—	198	2,014
Corporate
2012 Plan	646	—	—	—	—	—	646
Residual Plans	—	—	—	—	—	190	190
Total Corporate	646	—	—	—	—	190	836
Total Restructuring and Other Charges	$7,571	$8,395	$1,070	$1,159	$5,082	$3,823	$27,100

2011 Activity

Restructuring and other charges for the year ended 2011 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
Residual Plans	$408	$—	$31	$259	$(156)	$463	$1,005
Acquisition Integration Plans	2,091	722	1,822	101	—	520	5,256
Total Envelope	2,499	722	1,853	360	(156)	983	6,261
Print
Residual Plans	328	2,088	618	2,017	1,593	2,285	8,929
Total Print	328	2,088	618	2,017	1,593	2,285	8,929
Label and Packaging
Residual Plans	1,239	33	1	126	—	158	1,557
Acquisition Integration Plans	39	130	76	6	—	175	426
Total Label and Packaging	1,278	163	77	132	—	333	1,983
Corporate
Residual Plans	225	—	—	82	—	332	639
Total Corporate	225	—	—	82	—	332	639
Total Restructuring and Other Charges	$4,330	$2,973	$2,548	$2,591	$1,437	$3,933	$17,812

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2013 Plan
Balance as of the year ended 2012	$—	$—	$—	$—	$—
Accruals, net	6,099	392	—	376	6,867
Payments	(5,262)	(336)	—	(376)	(5,974)
Balance as of the year ended 2013	$837	$56	$—	$—	$893

2012 Plan
Balance as of the year ended 2011	$—	$—	$—	$—	$—
Accruals, net	5,658	656	5,400	2,265	13,979
Payments	(4,459)	(163)	—	(2,265)	(6,887)
Balance as of the year ended 2012	1,199	493	5,400	—	7,092
Accruals, net	(86)	311	—	1,016	1,241
Payments	(1,113)	(477)	—	(1,016)	(2,606)
Balance as of the year ended 2013	$—	$327	$5,400	$—	$5,727

Residual Plans
Balance as of the year ended 2011	$1,071	$3,804	$22,538	$—	$27,413
Accruals, net	884	331	(318)	1,539	2,436
Payments	(1,828)	(2,118)	(2,701)	(1,539)	(8,186)
Balance as of the year ended 2012	127	2,017	19,519	—	21,663
Accruals, net	19	319	453	404	1,195
Payments	(146)	(1,319)	(4,817)	(404)	(6,686)
Balance as of the year ended 2013	$—	$1,017	$15,155	$—	$16,172

Acquisition Integration Plans
Balance as of the year ended 2011	$492	$1,346	$—	$—	$1,838
Accruals, net	1,029	172	—	1,089	2,290
Payments	(1,223)	(430)	—	(1,089)	(2,742)
Balance as of the year ended 2012	298	1,088	—	—	1,386
Accruals, net	448	37	—	2,017	2,502
Acquisition	—	1,985	—	—	1,985
Payments	(591)	(607)	—	(2,017)	(3,215)
Balance as of the year ended 2013	$155	$2,503	$—	$—	$2,658

Total Restructuring Liability	$992	$3,903	$20,555	$—	$25,450

12. Stock-Based Compensation
The Company’s 2007 Long-Term Equity Incentive Plan, as amended, approved in May 2008 (the “2007 Plan”) authorizes the issuance of up to 4,500,000 shares of the Company’s common stock. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increased the total number of shares authorized for issuance under the 2007 Plan by 1,040,000 shares in 2013.
The Company’s outstanding unvested stock options have maximum contractual terms of up to six years, principally vest ratably over four years and were granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted share units (“RSUs”) principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock. The Company currently issues authorized shares of common stock upon vesting of restricted shares or the exercise of other equity awards. The Company has no outstanding stock appreciation rights.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options and RSUs, based on the fair value of the award at the date of grant in accordance with the modified prospective method. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period for each separately vesting portion of the award, net of estimated forfeitures. The Black-Scholes model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of parameters, such as stock price volatility that must be estimated from historical data and other market information. The Company’s stock option awards to employees have characteristics significantly different from those of traded options and parameter estimation methodologies can materially affect fair value estimates.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statement of operations was $3.7 million, $5.3 million and $8.7 million for the years ended 2013, 2012 and 2011, respectively. The income tax benefits related to the Company’s stock-based compensation expense was $0.7 million, $1.2 million and $1.5 million for the years ended 2013, 2012 and 2011, respectively.

As of December 28, 2013, there was approximately $2.9 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted-average period of 1.6 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the years ended 2013, 2012 and 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (a) (in thousands)
Outstanding as of the year ended 2010	3,805,224	$10.70	3.1	$1,075
Granted	590,000	5.62
Exercised	(70,598)	4.04		$141
Forfeited	(131,646)	6.89
Outstanding as of the year ended 2011	4,192,980	$10.21	2.5	$—
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(1,966,980)	13.00
Outstanding as of the year ended 2012	2,226,000	$7.75	2.7	$—
Granted	189,500	2.00
Exercised	(20,000)	2.00		$22
Forfeited/expired	(617,500)	13.43
Outstanding as of the year ended 2013	1,778,000	$5.23	2.4	$259
Exercisable as of the year ended 2013	1,296,000	$5.44	1.9	$—
__________________________

(a)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of the years ended 2013, 2012 and 2011 or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted-average grant date fair value of stock options granted during 2013 and 2011, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes model with the weighted-average assumptions as follows: There were no stock options granted during 2012.

	2013	2011
Weighted average fair value of option grants during the year	$1.01	$2.28
Assumptions:
Expected option life in years	4.25	4.25
Risk-free interest rate	0.50%	1.46%
Expected volatility	65.7%	49.1%
Expected dividend yield	0.0%	0.0%
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
RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the years ended 2013, 2012 and 2011 is as follows:

	Restricted Shares	Weighted Average Grant Date Fair Value	RSUs	Weighted Average Grant Date Fair Value
Unvested as of the year ended 2010	25,300	$6.53	1,720,674	$8.13
Granted	—	—	806,084	5.62
Vested	—	—	(745,674)	9.42
Forfeited	(25,300)	6.53	(26,250)	6.57
Unvested as of the year ended 2011	—	$—	1,754,834	$6.46
Granted	—	—	136,840	1.90
Vested	—	—	(795,459)	7.02
Forfeited	—	—	(21,875)	7.32
Unvested as of the year ended 2012	—	$—	1,074,340	$5.44
Granted	—	—	549,500	2.00
Vested	—	—	(629,340)	4.88
Forfeited	—	—	(13,750)	2.99
Unvested as of the year ended 2013	—	$—	980,750	$3.91
The total fair value of RSUs, which vested during 2013, 2012 and 2011 was $1.6 million, $2.0 million and $3.7 million, respectively, as of the respective vesting dates.

PSUs

On May 1, 2013, 730,500 performance share units (“PSUs”) were granted to certain employees, with each award representing the right to receive one share of the Company's common stock upon the achievement of certain established performance targets and service conditions. The performance period for the awards was December 30, 2012 through December 28, 2013. As the performance targets were not met, the PSUs expired unvested and no compensation expense related to PSUs was recognized in the consolidated statement of operations for the year ended December 28, 2013. There were no PSUs granted in fiscal year 2012 or 2011.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. Retirement Plans
Pension Plans: The Company currently has two defined benefit pension plans for certain of its employees in the United States. The defined benefit plans provide benefit payments using formulas based on an employee's compensation and length of service, or stated amounts for each year of service. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. Most of the employee benefits under the Company’s defined benefit plans are frozen.
Supplemental Executive Retirement Plans: The Company has various supplemental executive retirement plans (“SERP”), which provide benefits to certain former directors and executives. For accounting purposes, these plans are unfunded, however, one plan has annuities that cover a portion of the liability to the participants in its plan and the income from the annuities offsets a portion of the cost of the plan. These annuities are included in other assets, net in the consolidated balance sheets.
Other Postretirement Plans:  The Company has various other postretirement benefit plans (“OPEB”), primarily focused on postretirement healthcare, such as medical insurance and life insurance and related benefits for certain of its former employees and, in some instances, their spouses. Benefits, eligibility and cost-sharing provisions vary by plan documents or union collective bargaining arrangements.
Savings Plan: The Company sponsors a defined contribution plan to provide substantially all United States salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. In 2013, the Company contributed $0.3 million to the plan. In 2012, the Company did not make any voluntary contributions. In 2011, the Company matched only certain union employee’s voluntary contributions and contributions required under the collective bargaining agreements. Company contributions to the plan were less than $0.1 million in 2011. Employees participating in the plan held 2,263,670 shares of the Company’s common stock as of the year ended 2013.
Funded Status and Net Periodic Cost: The following table provides a reconciliation of the changes in the Company’s pension, SERP and OPEB plans benefit obligations and fair value of assets for 2013 and 2012, a statement of the funded status as of the years ended 2013 and 2012, respectively, and the amounts recognized in the consolidated balance sheets as of the years ended 2013 and 2012 (in thousands).

	Pensions		SERPs		OPEBs
	2013	2012	2013	2012	2013	2012
Benefit obligation at beginning of year	$352,009	$328,523	$19,603	$19,538	$2,479	$2,551
Service cost	—	1,932	—	—	—	—
Interest cost	12,932	13,657	696	786	88	103
Actuarial (gain) loss	(29,158)	23,733	(381)	1,398	(418)	(24)
Benefits paid	(16,632)	(15,836)	(2,094)	(2,119)	(136)	(151)
Prior service cost due to acquisition	—	—	—	—	62	—
Benefit obligation at end of year	$319,151	$352,009	$17,824	$19,603	$2,075	$2,479

The following table provides a reconciliation of the Company’s fair value of plan assets:

	Pensions		SERPs		OPEBs
	2013	2012	2013	2012	2013	2012
Fair value of plan assets at beginning of year	$231,897	$210,577	$—	$—	$—	$—
Actual return on plan assets	32,085	21,198	—	—	—	—
Employer contributions	13,567	15,958	2,094	2,119	136	151
Benefits paid	(16,632)	(15,836)	(2,094)	(2,119)	(136)	(151)
Fair value of plan assets at end of year	$260,917	$231,897	$—	$—	$—	$—

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows the funded status at the end of the year:

	Pensions		SERPs		OPEBs
	2013	2012	2013	2012	2013	2012
Funded status at end of year	$(58,234)	$(120,112)	$(17,824)	$(19,603)	$(2,075)	$(2,479)
The following table shows amounts recognized in AOCI:

	Pensions		SERPs		OPEBs
	2013	2012	2013	2012	2013	2012
Net actuarial loss	$60,338	$110,682	$4,158	$4,766	$(614)	$(200)
Prior service cost	—	—	—	—	44	(23)
Total	$60,338	$110,682	$4,158	$4,766	$(570)	$(223)
The following table shows amounts recognized in the consolidated balance sheets:

	Pensions		SERPs		OPEBs
	2013	2012	2013	2012	2013	2012
Other current liabilities	$—	$—	$2,077	$2,135	$250	$262
Other liabilities	58,234	120,112	15,747	17,468	1,825	2,217
Total liabilities	$58,234	$120,112	$17,824	$19,603	$2,075	$2,479

The following table provides components of the net periodic cost for the pension, SERP and OPEB plans for the years ended 2013, 2012 and 2011 (in thousands):

	For The Years Ended
	2013	2012	2011
Service cost	$—	$1,932	$1,382
Interest cost	13,716	14,546	15,377
Expected return on plan assets	(18,455)	(16,875)	(16,426)
Net amortization and deferral	(6)	(6)	(5)
Recognized net actuarial loss	7,779	6,424	1,015
Net periodic expense	$3,034	$6,021	$1,343

Interest cost on projected benefit obligation includes $0.8 million, $0.9 million and $1.1 million related to the Company’s SERP and OPEB plans in 2013, 2012 and 2011, respectively.

The pre-tax amount of actuarial losses in AOCI as of the year ended 2013 that are expected to be recognized in net periodic benefit cost in 2014 is $3.0 million for defined benefit pension plans and $0.2 million for other postretirement benefit plans, including SERP. The pre-tax amount of prior service cost included in AOCI as of the year ended 2013 that is expected to be recognized in net periodic benefit cost in 2014 is nil for all defined benefit pension plans.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The assumptions used in computing the net periodic benefit cost were as follows:

	2013	2012	2011
Weighted average discount rate	3.75%	4.25%	5.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	—%	—%	3.00%
The weighted average discount rate used to determine the benefit obligation as of the years ended 2013 and 2012 was 4.50% and 3.75%, respectively.
The discount rate assumption used to determine the Company’s pension obligations as of the years ended 2013 and 2012 takes into account the projected future benefit cash flow and the underlying individual yields in the Citigroup Pension Liability Index that would be available to provide for the payment of those benefits. The ultimate rate is developed by calculating an equivalent discounted present value of the benefit cash flow as of the years ended 2013 and 2012, respectively, using a single discount rate rounded to the nearest quarter percent.
The expected long-term rate of return on plan assets of 8.0% for the years ended 2013 and 2012 was based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	2013	2012
Projected benefit obligation	$336,975	$371,612
Accumulated benefit obligation	336,975	371,612
Fair value of plan assets	260,917	231,897
The Company currently expects to contribute approximately $15.7 million to its pension plans and approximately $2.4 million to its SERP and OPEB plans in 2014.
The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2014 through 2018, and in the aggregate for the years 2019 through 2023, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2014	$16,966	$2,123	$255
2015	17,194	2,041	236
2016	17,477	2,006	217
2017	17,843	1,850	199
2018	18,306	1,681	182
2019 through 2023	97,623	7,133	708
Fair Value of Assets: The Company's investment objective is to maximize the long-term return on its pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. The intent is to minimize plan expenses by outperforming plan liabilities over the long run.

The Company segregated its plan assets by the following major categories and levels for determining their fair value as of the years ended 2013 and 2012:

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

Alternative investments - Alternative investments are primarily private equity hedge funds and hedge fund-of-funds. The fair value of alternative investments has been estimated using their Net Asset Values (“NAV”) as reported by the investment manager of the respective alternative investment funds. NAV reported by the hedge funds is used as a practical expedient to estimate the fair value. The investment manager values these investments on a periodic basis with models that use market, income and valuation methods. The valuation inputs are not highly observable, and these investments are not actively traded on an open market. These investments were classified as Level 3.

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
The fair values of the Company’s pension plan assets as of the years ended 2013 and 2012, by asset category are as follows (in thousands):

	2013				2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,115	$—	$—	$6,115	$6,817	$—	$—	$6,817
Equity	141,334	—	—	141,334	121,600	—	—	121,600
Fixed income	17,181	41,487	—	58,668	15,229	40,152	—	55,381
Other	—	1,684	—	1,684	—	1,802	—	1,802
Alternative investments	—	—	53,116	53,116	—	—	46,297	46,297
Total pension plan assets	$164,630	$43,171	$53,116	$260,917	$143,646	$41,954	$46,297	$231,897

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets (in thousands):

Alternative Investments
Balance as of the year ended 2011	$28,762
Purchases, sales and settlements	14,056
Unrealized gains	3,479
Balance as of the year ended 2012	46,297
Purchases, sales and settlements	—
Unrealized gains	6,819
Balance as of the year ended 2013	$53,116

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The range of asset allocations and the target allocations for the pension plan assets were as follows:

	2013		2012		Target
Equity securities	53%	65%	51%	64%	60%	75%
Fixed income securities	23%	33%	25%	32%	25%	35%
Alternative investments and other	2%	24%	4%	24%	10%	30%
Multi-Employer Plans: Certain of the Company’s employees are included in multi-employer pension plans to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to multi-employer plans were $1.1 million in 2013, $1.1 million in 2012 and $1.6 million in 2011. In 2013, 2012 and 2011, the Company recorded expenses of $0.5 million, $5.1 million, and $1.4 million, respectively, as a result of exiting certain multi-employer pension plans in connection with its cost savings and restructuring plans.
The Company's participation in these plans for the year ended 2013, is outlined in the table below:

Pension Fund	EIN	Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (2)	Contributions			Surcharge imposed	Expiration Date of Collective Bargaining Agreement
			2013	2012		2013	2012	2011
						(in thousands)
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	$262	$236	$249	Yes	6/30/2016
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	100	102	206	Yes	12/31/2014
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	14	15	25	Yes	4/30/2014
Graphic Communications Pension Trust Fund Of Canada	M5000050	223	Red	Red	Implemented	195	225	250	No	6/30/2015
Graphic Communications Supplemental Retirement and Disability Fund	M5000050	226, 251	Red	Red	Implemented	429	479	523	No	6/30/2015
CWA/ITU Negotiated Pension Plan	136212879	001	Red	Red	Implemented	88	86	347	No	3/1/2018
				Total contributions		$1,088	$1,143	$1,600
__________________________

(1)
Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2013 and 2012 is for the plan's year end, not the Company's year end. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The FIP/RP Status column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. Commitments and Contingencies
Leases: The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2033. Certain leases include renewal and/or purchase options, which may be exercised by us. As of the year ended 2013, future minimum annual lease payments by year and, in the aggregate, under non-cancelable lease agreements with original terms of one year or more consisted of the following (in thousands):

2014	$28,017
2015	24,264
2016	18,860
2017	15,928
2018	11,987
Thereafter	20,337
Total	$119,393
Rent expense was $26.6 million, $25.6 million and $26.4 million in 2013, 2012 and 2011, respectively.
Environmental:  The Company is involved in certain environmental matters and has been designated as a potentially responsible party for certain hazardous waste sites. Prior to the Company’s acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency (“EPA”) as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended time-frames of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate range of outcomes cannot be predicted with certainty; therefore, the Company’s ultimate cost of remediation is an estimate and is contingent on these factors. Based on information currently available, the Company believes that Nashua’s remediation expense, if any, is not likely to have a material effect on its consolidated financial position or results of operations. As of the years ended 2013 and 2012, the undiscounted liability relating to the Company’s environmental matters was $2.0 million and $2.1 million, respectively, primarily the amount recorded on Nashua’s acquisition date, and is included in other liabilities. There have been no material changes related to these environmental matters and, based on information currently available, the Company believes that remediation of these environmental matters will not have a material effect on the Company’s consolidated financial statements.

Litigation: The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material effect on the Company’s consolidated financial statements. In 2012, the Company reached an agreement with all parties to settle all controversies and disputes with prejudice in connection with certain civil litigations filed in the United States District Court for the Northern District of New York and in the Superior Court of New Jersey, Burlington County. As the Company's liability arising out of these litigations existed as of the December 2011 balance sheet date, this settlement was recorded in the fourth quarter of 2011 within other expense (income), net in the consolidated statement of operations. The Company funded this settlement in 2012. In 2011, the Company reached an agreement with all defendants to settle all controversies and disputes and agreed to dismiss all claims against the defendants with prejudice in connection with a civil litigation filed in Minneapolis, Minnesota. This settlement was recorded as a reduction to selling, general and administrative expenses in the consolidated statement of operations.
Concentrations of Credit Risk: The Company has limited concentrations of credit risk with respect to financial instruments. Temporary cash investments and other investments are placed with high credit quality institutions, and concentrations within accounts receivable are generally limited due to the Company’s diverse customer base and its dispersion across different industries and geographic areas. The Company extends credit to customers based on its evaluation of the customer's financial condition. The Company does not require that any collateral be provided by its customers.
Letters of Credit: As of the year ended 2013, the Company had outstanding letters of credit of approximately $22.3 million and a de minimis amount of surety bonds. Based on the Company’s experience with these arrangements, it does not believe that any obligations that may arise will have a material effect on the Company's consolidated financial condition or results of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Tax Audits: The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material effect on the Company’s consolidated financial position or its results of operations.

Multi-Employer Pension Plans: The Company participates in a number of multi-employer pension plans for union employees (“Multi-Employer Plans”) and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Plans. Two of the Multi-Employer Plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers from these Multi-Employer Plans, continued participation in or withdrawal from these multi-employer pension plans could have a material impact on the Company’s consolidated financial statements.

15. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of AOCI, net of tax:

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of the year ended 2011	$2,280	$(62,160)	$(59,880)
Other comprehensive income (loss) before reclassifications	665	(11,901)	(11,236)
Amounts reclassified from AOCI	—	3,915	3,915
Other comprehensive income (loss)	665	(7,986)	(7,321)
Balance as of the year ended 2012	2,945	(70,146)	(67,201)
Other comprehensive (loss) income before reclassifications	(4,529)	26,688	22,159
Amounts reclassified from AOCI	—	4,742	4,742
Other comprehensive (loss) income	(4,529)	31,430	26,901
Balance as of the year ended 2013	$(1,584)	$(38,716)	$(40,300)

Reclassifications from AOCI

AOCI Components	Amounts Reclassified from AOCI		Income Statement Line Item
	2013	2012
Amortization of pension and other benefit items
Net actuarial losses (1)	$7,779	$6,424	Selling, general and administrative expenses
Prior service cost (1)	(6)	(6)	Selling, general and administrative expenses
	7,773	6,418	Total before tax
Taxes	(3,031)	(2,503)	Income tax expense
Total reclassifications for the period	$4,742	$3,915	Net of tax
 __________________________

(1) Components are included in the computation of net periodic benefit cost as presented in Note 13.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  Related Party Transactions

In the fourth quarter of 2013, Cenveo entered into a 10-year lease of a manufacturing facility with a related party wholly owned and managed by certain executives of the Company. The Company believes the lease terms have not been significantly affected by the fact that the Company and the lessors are related parties.  The Company recognized less than $0.1 million in rental expense associated with the lease during 2013, which is recorded in cost of sales. Future lease payments related to this lease (undiscounted) are $5.2 million. The Company has no other commitments or guarantees related to the lease.

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

For the years ended 2013, 2012 and 2011, the effect of approximately 22.9 million, 24.1 million and 5.8 million shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of Equity Awards, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

	For The Years Ended
	2013	2012	2011
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(85,527)	$(80,528)	$(8,694)
Income from discontinued operations, net of taxes	16,741	641	129
Net loss	$(68,786)	$(79,887)	$(8,565)
Denominator for weighted average common shares outstanding:
Basic shares	64,576	63,567	62,983
Dilutive effect of convertible notes	—	—	—
Dilutive effect of equity awards	—	—	—
Diluted shares	64,576	63,567	62,983

(Loss) income per share – basic:
Continuing operations	$(1.32)	$(1.27)	$(0.14)
Discontinued operations	0.25	0.01	—
Net loss	$(1.07)	$(1.26)	$(0.14)

(Loss) income per share – diluted:
Continuing operations	$(1.32)	$(1.27)	$(0.14)
Discontinued operations	0.25	0.01	—
Net loss	$(1.07)	$(1.26)	$(0.14)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18. Segment Information

The Company operates four operating segments: envelope, print, label and packaging. Based upon similar economic characteristics and management reporting, the Company has aggregated the label and packaging operating segment to have a total of three reportable segments - envelope, print and label and packaging. The envelope segment provides direct mail offerings and transactional and stock envelopes. The print segment provides a wide array of print offerings such as high-end printed materials including car brochures, advertising literature, corporate identity and brand marketing material, digital printing and content management. The label and packaging segment specializes in the design, manufacturing and printing of labels such as custom labels, overnight packaging labels, pressure-sensitive prescription labels and high quality packaging offerings, full body shrink sleeves, and specialized folded carton packaging.
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

The following tables present certain segment information (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For The Years Ended
	2013	2012	2011
Net sales:
Envelope	$749,898	$658,217	$706,596
Print	529,760	585,632	626,994
Label and packaging	498,150	494,444	510,781
Total	$1,777,808	$1,738,293	$1,844,371
Operating income (loss):
Envelope	$39,775	$45,485	$46,838
Print	(6,042)	32,845	43,709
Label and packaging	32,644	54,666	57,768
Corporate	(37,014)	(31,811)	(43,153)
Total	$29,363	$101,185	$105,162
Restructuring and other charges:
Envelope	$5,476	$6,161	$6,261
Print	4,289	18,089	8,929
Label and packaging	1,147	2,014	1,983
Corporate	2,188	836	639
Total	$13,100	$27,100	$17,812
Depreciation and intangible asset amortization:
Envelope	$16,407	$16,986	$17,300
Print	20,894	21,333	22,769
Label and packaging	18,214	18,012	19,301
Corporate	4,981	4,327	3,178
Total	$60,496	$60,658	$62,548
Capital expenditures:
Envelope	$7,221	$1,402	$2,203
Print	6,868	8,145	5,685
Label and packaging	9,605	4,374	2,674
Corporate	5,541	6,642	5,010
Total	$29,235	$20,563	$15,572
Net sales by product line:
Envelope	$749,898	$658,217	$706,596
Print	529,760	585,632	626,994
Label	337,270	331,543	334,671
Packaging	160,880	162,903	176,110
Total	$1,777,808	$1,738,293	$1,844,371
Intercompany sales:
Envelope	$4,178	$8,676	$6,636
Print	4,579	3,097	5,846
Label and packaging	10,560	11,688	9,931
Total	$19,317	$23,461	$22,413

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2013	2012
Total assets:
Envelope	$472,334	$376,224
Print	320,720	378,129
Label and packaging	356,183	370,437
Corporate	64,467	75,765
Total	$1,213,704	$1,200,555

Geographic information is as follows as of and for the years ended (in thousands):

	2013	2012	2011
Net sales:
US	$1,705,043	$1,655,589	$1,748,277
Foreign	72,765	82,704	96,094
Total	$1,777,808	$1,738,293	$1,844,371

		2013	2012
Long-lived assets (property, plant and equipment, goodwill and intangible assets):
US		$634,212	$636,182
Foreign		25,880	35,510
Total		$660,092	$671,692

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Condensed Consolidating Financial Information

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 28, 2013 and December 29, 2012 and for the years ended 2013, 2012 and 2011.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,504	$—	$1,825	$—	$11,329
Accounts receivable, net	—	128,214	152,091	1,281	—	281,586
Inventories	—	89,830	71,722	13	—	161,565
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	46,050	6,813	2,490	—	55,353
Assets of discontinued operations - current	—	—	132	—	—	132
Total current assets	—	310,536	230,758	5,609	(36,938)	509,965

Investment in subsidiaries	(496,980)	1,865,003	5,385	6,725	(1,380,133)	—
Property, plant and equipment, net	—	134,326	169,770	811	—	304,907
Goodwill	—	25,540	155,561	5,335	—	186,436
Other intangible assets, net	—	9,930	157,621	1,198	—	168,749
Other assets, net	—	37,952	5,175	487	—	43,614
Assets of discontinued operations - long-term	—	—	33	—	—	33
Total assets	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,600	$2,574	$—	$—	$9,174
Accounts payable	—	148,678	94,889	661	—	244,228
Accrued compensation and related liabilities	—	20,684	10,969	486	—	32,139
Other current liabilities	—	60,845	19,674	679	—	81,198
Liabilities of discontinued operations - current	—	1,372	641		—	2,013
Intercompany payable (receivable)	—	1,341,397	(1,349,273)	7,876	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,579,576	(1,183,588)	9,702	(36,938)	368,752

Long-term debt	—	1,173,457	2,894	—	—	1,176,351
Other liabilities	—	127,234	39,994	(1,647)	—	165,581
Liabilities of discontinued operations - long-term	—	—	—	—	—	—
Shareholders’ (deficit) equity	(496,980)	(496,980)	1,865,003	12,110	(1,380,133)	(496,980)
Total liabilities and shareholders’ (deficit) equity	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For the year ended 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$762,810	$999,441	$15,557	$—	$1,777,808
Cost of sales	—	660,679	812,034	13,218	—	1,485,931
Selling, general and administrative expenses	—	119,046	86,072	967	—	206,085
Amortization of intangible assets	—	602	8,829	531	—	9,962
Restructuring and other charges	—	7,744	5,342	14	—	13,100
Impairment of intangible assets	—	—	33,367	—	—	33,367
Operating (loss) income	—	(25,261)	53,797	827	—	29,363
Gain on bargain purchase	—	(17,262)	—	—	—	(17,262)
Interest expense, net	—	112,232	445	—	—	112,677
Intercompany interest (income) expense	—	(1,203)	1,203	—	—	—
Loss on early extinguishment of debt, net	—	11,324	—	—	—	11,324
Other income, net	—	(2,238)	(3,106)	(258)	—	(5,602)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(128,114)	55,255	1,085	—	(71,774)
Income tax expense (benefit)	—	28,109	(15,023)	667	—	13,753
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(156,223)	70,278	418	—	(85,527)
Equity in (loss) income of subsidiaries	(68,786)	78,447	418	—	(10,079)	—
(Loss) income from continuing operations	(68,786)	(77,776)	70,696	418	(10,079)	(85,527)
Income from discontinued operations, net of taxes	—	8,990	7,751	—	—	16,741
Net (loss) income	(68,786)	(68,786)	78,447	418	(10,079)	(68,786)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	26,901	(1,754)	(2,704)	—	(22,443)	—
Pension liability adjustment, net of taxes	—	28,655	2,775	—	—	31,430
Currency translation adjustment	—	—	(1,825)	(2,704)	—	(4,529)
Comprehensive (loss) income	$(41,885)	$(41,885)	$76,693	$(2,286)	$(32,522)	$(41,885)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$3,739	$(117,743)	$136,232	$87	$—	$22,315
Net cash provided by (used in) operating activities of discontinued operations	—	6,227	(349)	—	—	5,878
Net cash provided by (used in) operating activities	3,739	(111,516)	135,883	87	—	28,193
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(33,166)	—	—	—	(33,166)
Capital expenditures	—	(13,708)	(15,424)	(103)	—	(29,235)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from insurance claim	—	—	3,036	—	—	3,036
Proceeds from sale of property, plant and equipment	—	258	8,046	—	—	8,304
Net cash used in investing activities of continuing operations	—	(48,266)	(4,342)	(103)	—	(52,711)
Net cash provided by investing activities of discontinued operations	—	23,160	22,054	—	—	45,214
Net cash (used in) provided by investing activities	—	(25,106)	17,712	(103)	—	(7,497)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Repayment of Term Loan B due 2016	—	(388,205)	—	—	—	(388,205)
Payment of financing related costs and expenses and debt issuance discounts	—	(15,570)	—	—	—	(15,570)
Repayments of other long-term debt	—	(2,536)	(4,829)	—	—	(7,365)
Purchase and retirement of common stock upon vesting of RSUs	(660)	—	—	—	—	(660)
Repayment under revolving credit facility, net	—	(18,000)	—	—	—	(18,000)
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	—	(40,000)	—	—	—	(40,000)
Proceeds from exercise of stock options	98	—	—	—	—	98
Proceeds from issuance of Term Loan Facility	—	360,000	—	—	—	360,000
Repayment of Term Loan Facility due 2017	—	(30,900)	—	—	—	(30,900)
Borrowings under ABL Facility due 2017	—	699,200	—	—	—	699,200
Repayments under ABL Facility due 2017	—	(577,800)	—	—	—	(577,800)
Proceeds from equipment loan	—	20,000	—	—	—	20,000
Repayments of equipment loan	—	(500)	—	—	—	(500)
Intercompany advances	(3,177)	152,522	(149,225)	(120)	—	—
Net cash (used in) provided by financing activities	(3,739)	140,363	(154,054)	(120)	—	(17,550)
Effect of exchange rate changes on cash and cash equivalents	—	—	173	(100)	—	73
Net increase (decrease) in cash and cash equivalents	—	3,741	(286)	(236)	—	3,219
Cash and cash equivalents at beginning of period	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of period	$—	$9,504	$—	$1,825	$—	$11,329

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 29, 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,763	$286	$2,061	$—	$8,110
Accounts receivable, net	—	98,199	155,188	1,002	—	254,389
Inventories	—	59,618	67,535	82	—	127,235
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	53,303	11,878	2,783	—	67,964
Assets of discontinued operations - current	—	5,171	6,094	—	—	11,265
Total current assets	—	258,992	240,981	5,928	(36,938)	468,963

Investment in subsidiaries	(464,314)	1,758,007	7,671	6,725	(1,308,089)	—
Property, plant and equipment, net	—	86,416	191,453	1,209	—	279,078
Goodwill	—	25,540	155,849	6,026	—	187,415
Other intangible assets, net	—	6,621	196,755	1,823	—	205,199
Other assets, net	—	40,301	3,827	504	—	44,632
Assets of discontinued operations - long-term	—	6,525	8,743	—	—	15,268
Total assets	$(464,314)	$2,182,402	$805,279	$22,215	$(1,345,027)	$1,200,555

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,961	$4,787	$—	$—	$11,748
Accounts payable	—	104,941	74,394	515	—	179,850
Accrued compensation and related liabilities	—	14,409	9,755	514	—	24,678
Other current liabilities	—	56,766	20,069	532	—	77,367
Liabilities of discontinued operations - current	—	2,930	3,661	—	—	6,591
Intercompany payable (receivable)	—	1,177,669	(1,185,665)	7,996	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,363,676	(1,036,061)	9,557	(36,938)	300,234

Long-term debt	—	1,166,360	5,510	—	—	1,171,870
Other liabilities	—	115,196	78,427	(1,738)	—	191,885
Liabilities of discontinued operations - long-term	—	1,484	(604)	—	—	880
Shareholders’ (deficit) equity	(464,314)	(464,314)	1,758,007	14,396	(1,308,089)	(464,314)
Total liabilities and shareholders’ (deficit) equity	$(464,314)	$2,182,402	$805,279	$22,215	$(1,345,027)	$1,200,555

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For the year ended 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$684,257	$1,038,793	$15,243	$—	$1,738,293
Cost of sales	—	576,286	827,342	13,519	—	1,417,147
Selling, general and administrative expenses	—	101,704	80,511	765	—	182,980
Amortization of intangible assets	—	582	8,777	522	—	9,881
Restructuring and other charges	—	5,917	21,087	96	—	27,100
Operating (loss) income	—	(232)	101,076	341	—	101,185
Interest expense, net	—	114,164	607	(16)	—	114,755
Intercompany interest (income) expense	—	(1,476)	1,404	72	—	—
Loss on early extinguishment of debt, net	—	12,487	—	—	—	12,487
Other (income) expense, net	—	(1,125)	46	(170)	—	(1,249)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(124,282)	99,019	455	—	(24,808)
Income tax expense (benefit)	—	31,623	24,503	(406)	—	55,720
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(155,905)	74,516	861	—	(80,528)
Equity in (loss) income of subsidiaries	(79,887)	68,896	861	—	10,130	—
(Loss) income from continuing operations	(79,887)	(87,009)	75,377	861	10,130	(80,528)
Income (loss) from discontinued operations, net of taxes	—	7,122	(6,481)	—	—	641
Net (loss) income	(79,887)	(79,887)	68,896	861	10,130	(79,887)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(7,321)	(64)	(589)	—	7,974	—
Pension liability adjustment, net of taxes	—	(7,257)	(729)	—	—	(7,986)
Currency translation adjustment	—	—	1,254	(589)	—	665
Comprehensive (loss) income	$(87,208)	$(87,208)	$68,832	$272	$18,104	$(87,208)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$5,333	$(115,689)	$150,706	$2,494	$—	$42,844
Net cash provided by operating activities of discontinued operations	—	8,240	981	—	—	9,221
Net cash provided by (used in) operating activities	5,333	(107,449)	151,687	2,494	—	52,065
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(644)	—	—	—	(644)
Capital expenditures	—	(10,263)	(10,135)	(165)	—	(20,563)
Purchase of Investment	—	(350)	—	—	—	(350)
Proceeds from sale of property, plant and equipment	—	360	7,618	—	—	7,978
Proceeds from sale of intangible assets	—	5,700	—	—	—	5,700
Intercompany note	—	3,900	—	—	(3,900)	—
Net cash used in investing activities of continuing operations	—	(1,297)	(2,517)	(165)	(3,900)	(7,879)
Net cash provided by investing activities of discontinued operations	—	16,114	23,419	—	—	39,533
Net cash provided by (used in) investing activities	—	14,817	20,902	(165)	(3,900)	31,654
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)	—	—	—	(169,875)
Repayment of 7.875% senior subordinated notes	—	(214,831)	—	—	—	(214,831)
Borrowings of Term Loan B due 2016	—	31,844	—	—	—	31,844
Repayment of 8.375% senior subordinated notes	—	(24,787)	—	—	—	(24,787)
Payment of financing related costs and expenses and debt issuance discounts	—	(37,836)	—	—	—	(37,836)
Repayments of other long-term debt	—	(147)	(4,699)	—	—	(4,846)
Purchase and retirement of common stock upon vesting of RSUs	(735)	—	—	—	—	(735)
Proceeds from issuance of 11.5% senior notes	—	225,000	—	—	—	225,000
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
Borrowings under Revolving Credit Facility, net	—	18,000	—	—	—	18,000
Intercompany note	—	—	—	(3,900)	3,900	—
Intercompany advances	(4,598)	170,396	(167,988)	2,190	—	—
Net cash (used in) provided by financing activities of continuing operations	(5,333)	84,014	(172,687)	(1,710)	3,900	(91,816)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in) provided by financing activities	(5,333)	82,362	(172,687)	(1,710)	3,900	(93,468)
Effect of exchange rate changes on cash and cash equivalents	—	—	104	2	—	106
Net (decrease) increase in cash and cash equivalents	—	(10,270)	6	621	—	(9,643)
Cash and cash equivalents at beginning of period	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of period	$—	$5,763	$286	$2,061	$—	$8,110

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For the year ended 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$697,741	$1,127,876	$18,754	$—	$1,844,371
Cost of sales	—	577,192	905,726	15,284	—	1,498,202
Selling, general and administrative expenses	—	118,345	93,869	1,082	—	213,296
Amortization of intangible assets	—	426	8,937	536	—	9,899
Restructuring and other charges	—	8,773	9,010	29	—	17,812
Operating (loss) income	—	(6,995)	110,334	1,823	—	105,162
Gain on bargain purchase	—	(11,720)	—	—	—	(11,720)
Interest expense, net	—	115,307	712	(51)	—	115,968
Intercompany interest (income) expense	—	(1,180)	975	205	—	—
Gain on early extinguishment of debt, net	—	(4,011)	—	—	—	(4,011)
Other expense (income), net	—	9,832	378	(1,136)	—	9,074
(Loss) income from continuing operations before income taxes and equity in income of unconsolidated subsidiaries	—	(115,223)	108,269	2,805	—	(4,149)
Income tax expense (benefit)	—	12,392	(9,494)	1,647	—	4,545
(Loss) income from continuing operations before equity in (loss) income of unconsolidated subsidiaries	—	(127,615)	117,763	1,158	—	(8,694)
Equity in (loss) income of unconsolidated subsidiaries	(8,565)	111,454	1,158	—	(104,047)	—
(Loss) income from continuing operations	(8,565)	(16,161)	118,921	1,158	(104,047)	(8,694)
Income (loss) from discontinued operations, net of taxes	—	7,596	(7,467)	—	—	129
Net (loss) income	(8,565)	(8,565)	111,454	1,158	(104,047)	(8,565)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(39,597)	(4,260)	(5,006)	—	48,863	—
Pension liability adjustment, net of taxes	—	(37,130)	—	—	—	(37,130)
Reclassifications of losses related to interest rate swaps into earnings, net of taxes	—	1,793	—	—	—	1,793
Currency translation adjustment	—	—	746	(5,006)	—	(4,260)
Comprehensive (loss) income	$(48,162)	$(48,162)	$107,194	$(3,848)	$(55,184)	$(48,162)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the year ended 2011 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$8,716	$(115,927)	$175,235	$1,605	$—	$69,629
Net cash provided by (used in) operating activities of discontinued operations	—	14,438	(3,745)	—	—	10,693
Net cash provided by (used in) operating activities	8,716	(101,489)	171,490	1,605	—	80,322
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(59,719)	—	—	—	(59,719)
Capital expenditures	—	(9,873)	(5,004)	(695)	—	(15,572)
Proceeds from sale of property, plant and equipment	—	1,298	9,816	—	—	11,114
Intercompany note	—	5,600	—	—	(5,600)	—
Net cash (used in) provided by investing activities of continuing operations	—	(62,694)	4,812	(695)	(5,600)	(64,177)
Net cash used in investing activities of discontinued operations	—	(635)	—	—	—	(635)
Net cash (used in) provided by investing activities	—	(63,329)	4,812	(695)	(5,600)	(64,812)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(8,952)	—	—	—	(8,952)
Repayment of Term Loan B due 2016	—	(23,800)	—	—	—	(23,800)
Repayment of 8.375% senior subordinated notes	—	(5,363)	—	—	—	(5,363)
Payment of financing related costs and expenses	—	(2,675)	—	—	—	(2,675)
Repayments of other long-term debt	—	(107)	(6,296)	—	—	(6,403)
Purchase and retirement of common stock upon vesting of RSUs	(1,283)	—	—	—	—	(1,283)
Proceeds from exercise of stock options	356	—	—	—	—	356
Intercompany note	—	—	—	(5,600)	5,600	—
Intercompany advances	(7,789)	174,867	(170,730)	3,652	—	—
Net cash (used in) provided by financing activities	(8,716)	133,970	(177,026)	(1,948)	5,600	(48,120)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	614	—	614
Net increase (decrease) in cash and cash equivalents	—	(30,848)	(724)	(424)	—	(31,996)
Cash and cash equivalents at beginning of year	—	46,881	1,004	1,864	—	49,749
Cash and cash equivalents at end of year	$—	$16,033	$280	$1,440	$—	$17,753

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Selected Quarterly Financial Information (Unaudited)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter (5)	Fourth Quarter (8)
Fiscal Year 2013
Net sales
Envelope	$166,453	$161,304	$177,717	$244,424
Print	127,245	121,554	140,331	140,630
Label and Packaging	124,916	123,682	124,733	124,819
Total	$418,614	$406,540	$442,781	$509,873
Operating income (loss)
Envelope	$9,010	$10,125	$8,119	$12,521
Print	1,007	2,018	6,874	(15,941)
Label and Packaging	11,544	12,908	9,245	(1,053)
Corporate	(9,883)	(8,209)	(7,714)	(11,208)
Total	$11,678	$16,842	$16,524	$(15,681)
(Loss) income from continuing operations (2) (4)	(20,490)	(18,996)	13,427	(59,468)
Income from discontinued operations, net of taxes (3)	1,345	113	13,492	1,791
Net (loss) income (2)	$(19,145)	$(18,883)	$26,919	$(57,677)
Net (loss) income per share—basic
Continuing operations (1)	$(0.32)	$(0.30)	$0.21	$(0.90)
Discontinued operations (1)	0.02	—	0.21	0.03
Net (loss) income (1)	$(0.30)	$(0.30)	$0.42	$(0.87)
Net (loss) income per share—diluted
Continuing operations (1)	$(0.32)	$(0.30)	$0.16	$(0.90)
Discontinued operations (1)	0.02	—	0.16	0.03
Net (loss) income (1)	$(0.30)	$(0.30)	$0.32	$(0.87)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2012
Net sales
Envelope	$168,532	$161,760	$159,804	$168,121
Print	142,273	138,565	154,926	149,868
Label and Packaging	128,759	123,536	122,438	119,711
Total	$439,564	$423,861	$437,168	$437,700
Operating income (loss)
Envelope	$10,943	$11,127	$10,275	$13,140
Print	(5,519)	8,627	15,556	14,181
Label and Packaging	13,444	14,363	13,811	13,048
Corporate	(7,582)	(8,150)	(7,360)	(8,719)
Total	$11,286	$25,967	$32,282	$31,650
(Loss) income from continuing operations (7)	(24,371)	(1,790)	3,022	(57,389)
(Loss) income from discontinued operations, net of taxes (6)	(2,847)	1,389	1,453	646
Net (loss) income (7)	$(27,218)	$(401)	$4,475	$(56,743)
Net (loss) income per share—basic
Continuing operations (1)	$(0.38)	$(0.03)	$0.05	$(0.90)
Discontinued operations (1)	(0.05)	0.02	0.02	0.01
Net (loss) income (1)	$(0.43)	$(0.01)	$0.07	$(0.89)
Net (loss) income per share—diluted
Continuing operations (1)	$(0.38)	$(0.03)	$0.05	$(0.90)
Discontinued operations (1)	(0.05)	0.02	0.02	0.01
Net (loss) income (1)	$(0.43)	$(0.01)	$0.07	$(0.89)
 __________________________

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.

(2)	Includes valuation allowance related to deferred tax assets of $40.6 million recognized in the fourth quarter of 2013.

(3)	Includes $25.6 million gain on sale of discontinued operations, net of tax expense of $10.7 million, most of which was recognized in the third quarter of 2013.

(4)	Includes a bargain purchase gain of $17.3 million, exclusive of $6.8 million of tax expense, recognized in the third quarter of 2013.

(5)
The Company is revising its historical financial statements included in its Form 10-Q for the three month period ended September 28, 2013 ("Q3 Form 10-Q”) to reflect the adjustments made during the fourth quarter 2013 to the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed on September 16, 2013, the date the Company acquired certain assets of National.

As reported in the Q3 Form 10-Q, the purchase price was preliminarily allocated as of September 16, 2013 based on the estimated fair value of net assets acquired and liabilities assumed at the date Cenveo acquired certain assets of National. During the fourth quarter of 2013, the Company adjusted the purchase price allocation and recorded fair value adjustments to the preliminary purchase price allocation reported at September 28, 2013. These purchase price adjustments have been reflected as of the year ended 2013 in the consolidated financial statements. The adjustments resulted in an increase to the fair value of net assets acquired of $4.8 million and a corresponding increase to the bargain purchase gain recognized, exclusive of $1.9 million in tax expense. The Company has not adjusted its net income from continuing operations for the three and nine month period ended September 28, 2013 for any other items.

(6)	Includes $6.3 million loss on sale of discontinued operations, net of tax benefit of $2.6 million recognized in the first quarter of 2012.

(7)	Includes valuation allowance related to deferred tax assets of $56.5 million recognized in the fourth quarter of 2012.
(8) Includes $33.4 million impairment charge on intangible assets recognized in the fourth quarter of 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in the reports that we file or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
We have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
The management of Cenveo is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets which could have a material effect on our financial statements.
Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013, based on the framework set forth by the 1992 Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework ("1992 COSO Framework"). Based on that assessment, management concluded that, as of December 28, 2013, our internal control over financial reporting was effective based on the criteria established in the 1992 COSO Framework.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 28, 2013. This report follows.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

We have audited the internal control over financial reporting of Cenveo, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 28, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

New York, New York
February 26, 2014

Item 9B.   Other Information
None.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information relating to directors and nominees of the Company and the information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Shareholders (2014 Proxy Statement) under the captions “Nominees for the Board of Directors”, “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance,” “Nomination of Directors,” and “Audit Committee,” and such information is incorporated herein by reference.

Item 11.   Executive Compensation
This information is included under the captions “Compensation of Executive Officers,” “Board Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included under the captions “Security Ownership of Certain Beneficial Owners and Management,” “Compensation of Executive Officers" and "Equity Compensation Plan Information” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
This information is included under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Director Independence” in our 2014 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services
This information is included under the captions “Independent Registered Public Accounting Firm” and “Report of the Audit Committee” in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV
Item 15.   Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Included in Part II, Item 8 of this Report.
(a)(2) Financial Statement Schedules
Included in Part II, Item 8 of this Report.
(a)(3) Exhibits

Exhibit Number	Description

2.1
Stock Purchase Agreement dated as of July 17, 2007 among Cenveo Corporation, Commercial Envelope Manufacturing Co. Inc. and its shareholders—incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K, filed July 20, 2007.

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

3.4	Bylaws as amended and restated as of February 20, 2014-incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K, filed February 26, 2014

4.1
Indenture, dated as of February 5, 2010, among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.1 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.2
First Supplemental Indenture, dated as of December 21, 2010, to the Indenture dated as of February 5, 2010, among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.28 to registrant's annual report on Form 10-K for the year ended January 1, 2011, filed March 2, 2011.

4.3
Second Supplemental Indenture, dated as of March 2, 2011, to the Indenture, dated as of February 5, 2010, among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.32 to registrant's quarterly report on Form 10-Q for the quarter ended April 2, 2011, filed May 11, 2011.

4.4
Third Supplemental Indenture, dated as of April 16, 2013, to the Indenture, dated as of February 5, 2010, among Cenveo Corporation, the Guarantors named therein and Wells Fargo Bank, National Association, as Trustee, relating to the 8.875% Notes of Cenveo Corporation-incorporated by reference to Exhibit 4.4 to registrant's quarterly report on Form 10-Q for the quarter ended June 29, 2013, filed August 7, 2013.

4.5
Form of Guarantee issued by Cenveo, Inc. and the other Guarantors named therein relating to the 8.875% Notes of Cenveo Corporation—incorporated by reference to Exhibit 4.2 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.6
Registration Rights Agreement, dated as of February 5, 2010, among Cenveo Corporation, Cenveo, Inc., the other Guarantors named therein and the initial purchasers named therein—incorporated by reference to Exhibit 4.3 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.7
Intercreditor Agreement, dated as of February 5, 2010, among Cenveo Corporation, Cenveo, Inc., the grantors named therein, Wells Fargo Bank, National Association, as second lien collateral agent, Bank of America, N.A., as first lien agent and control agent—incorporated by reference to Exhibit 4.4 to registrant’s current report on Form 8-K, filed February 9, 2010.

4.8
Second Lien Pledge and Security Agreement, dated as of February 5, 2010, among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent – incorporated by reference to Exhibit 4.28 to registrant’s annual report on Form 10-K for the year ended January 2, 2010, filed March 3, 2010.

4.9
Second Lien Intellectual Property Security Agreement, dated as of February 5, 2010, among Cenveo Corporation, Cenveo, Inc., the other grantors named therein and Wells Fargo Bank, National Association, as collateral agent—incorporated by reference to Exhibit 4.29 to registrant’s annual report on Form 10-K for the year ended January 2, 2010, filed March 3, 2010.

4.10
Indenture, dated as of March 28, 2012, among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11.5% Notes—incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K, filed March 30, 2012.

Exhibit Number	Description

4.11
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K, filed March 30, 2012.

4.12
Registration Rights Agreement, dated as of March 28, 2012, among the Company, Cenveo Corporation, the other guarantors named therein and the initial purchasers named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.7 to registrant's current report on Form 8-K, filed March 30, 2012.

4.13
Indenture, dated as of March 28, 2012, by and among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7% Notes—incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K, filed March 30, 2012.

4.14
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 7% Notes—incorporated by reference to Exhibit 4.6 to registrant's current report on Form 8-K, filed March 30, 2012.

10.1+
Form of Indemnity Agreement between Mail-Well, Inc. and each of its officers and directors—incorporated by reference from Exhibit 10.17 of the registrant’s Registration Statement on Form S-1 dated March 25, 1994.

10.2+
Employment Agreement, dated as of October 27, 2005, between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.29 of registrant’s annual report on Form 10-K for the year ended December 31, 2005, filed March 2, 2006.

10.3+
Amendment, dated November 8, 2006, to Employment Agreement, dated as of October 27, 2005 between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.19 of registrant’s annual report on Form 10-K for the year ended December 30, 2006, filed February 28, 2007.

10.4+
Amendment, dated November 6, 2007, to Employment Agreement, dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.4 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed March 28, 2008.

10.5+
Amendment, dated February 27, 2008, to Employment Agreement, dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended March 29, 2008, filed May 7, 2008.

10.6+
Amendment, dated December 29, 2008, to Employment Agreement, dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.—incorporated by reference to Exhibit 10.6 to registrant’s annual report on Form 10-K for the year ended January 3, 2009, filed March 19, 2009.

10.7+
Employment Agreement, dated as of July 11, 2007, between the registrant and Mark Hiltwein—incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2007, filed November 8, 2007.

10.8+*	Employment Agreement, dated as of February 25, 2014, between the registrant and Scott J. Goodwin.

10.9
Settlement and Governance Agreement by and among the registrant, Burton Capital Management, LLC and Robert G. Burton, Sr., dated September 9, 2005—incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K, filed September 12, 2005.

10.10+
Cenveo, Inc. 2001 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit 10.24 to registrant’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, filed August 2, 2004.

10.11+	Cenveo, Inc. 2007 Long-Term Equity Incentive Plan, as amended—incorporated by reference to Exhibit A to registrant’s Schedule 14A, filed April 6, 2009.

10.12+
Form of Non-Qualified Stock Option Agreement for Employees under 2007 Long-Term Equity Incentive Plan—incorporated by reference to Exhibit 10.17 to registrant’s annual report on Form 10-K for the year ended December 29, 2007, filed on March 28, 2008.

Exhibit Number	Description
10.13+
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

10.15
First Amendment, dated as of October 28, 2011, to Credit Agreement, dated as of December 21, 2010, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto—incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended October 1, 2011, filed November 9, 2011.

10.16+
Employment Agreement, as amended, dated as of June 22, 2006, between the registrant and Robert G. Burton Jr.—incorporated by reference to Exhibit 10.2 to registrant’s quarterly report on Form 10-Q for the quarter ended October 1, 2011, filed November 9, 2011.

10.17
Second Amendment, dated as of February 3, 2012, to Credit Agreement, dated as of December 21, 2010, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto - incorporated by reference to Exhibit 10.19 to registrant’s annual report on Form 10-K for the year ended December 31, 2011, filed March 2, 2012.

10.18
Credit Agreement Supplement, dated as of June 5, 2012, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., as Incremental Term Loan Lender-incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K, filed June 8, 2012.

10.19
Third Amendment, dated as of June 5, 2012, to Credit Agreement, dated as of December 21, 2010, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K, filed June 8, 2012.

10.20
Credit Agreement Supplement, dated as of December 14, 2012, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and Bank of America, N.A., as Incremental Term Loan Lender-incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K, filed December 19, 2012.

10.21
Fourth Amendment, dated as of December 14, 2012, to Credit Agreement dated as of December 21, 2010, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K, filed December 19, 2012.

10.22
Credit Agreement, dated as of January 18, 2013, among Cenveo Corporation, Cenveo, Inc., Macquarie US Trading LLC, as Administrative Agent, and the lenders party thereto - incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K, filed January 25, 2013.

10.23
Amendment No. 1, dated as of April 16, 2013, to Credit Agreement, dated as of January 18, 2013, among Cenveo Corporation, Cenveo, Inc., Macquarie US Trading LLC, as Administrative Agent, and the lenders party thereto - incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended June 29, 2013, filed August 7, 2013.

10.24	Guaranty Agreement, dated as of January 18, 2013 - incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K filed January 25, 2013.

10.25
Second Amended and Restated Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, Syndication Agent and Documentation Agent, and the other lenders party thereto-incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K, filed April 22, 2013.

10.26
Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, an Issuing Bank and Swingline Lender, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K, filed April 22, 2013.

Exhibit Number	Description
10.27
Amendment No. 1, dated as of December 11, 2013, to Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto - incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K, filed December 17, 2013.

10.28
Asset Purchase Agreement, dated as of August 21, 2013, among Cenveo Corporation, Cenveo, Inc. and NE Opco, Inc. -incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2013, filed November 6, 2013.

10.29*
Amendment No. 1, dated as of February 18, 2014, to the Second Amended and Restated Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney—incorporated by reference to page 98.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

(b) Exhibits Filed
Included in Item 15(a) (3) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on February 26, 2014.

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

Signature	Title	Date

/s/ ROBERT G. BURTON, SR.	Chairman and Chief Executive Officer	February 26, 2014
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ SCOTT J. GOODWIN	Chief Financial Officer	February 26, 2014
Scott J. Goodwin	(Principal Financial Officer and
Principal Accounting Officer)

/s/ GERALD S. ARMSTRONG	Director	February 26, 2014
Gerald S. Armstrong

/s/ LEONARD C. GREEN	Director	February 26, 2014
Leonard C. Green

/s/ MARK J. GRIFFIN	Director	February 26, 2014
Mark J. Griffin

/s/ ROBERT OBERNIER	Director	February 26, 2014
Robert Obernier

/s/ SUSAN HERBST	Director	February 26, 2014
Susan Herbst

/s/ ROBERT G. BURTON, JR.	Director	February 26, 2014
Robert G. Burton, Jr.