Form 10-Q
period 2014-03-29
CENVEO, INC
filed 2014-05-07
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014
Commission file number 1-12551

CENVEO, INC.
(Exact name of Registrant as specified in its charter.)

COLORADO		84-1250533
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

200 FIRST STAMFORD PLACE
STAMFORD, CT		06902
(Address of principal executive offices)		(Zip Code)

203-595-3000
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2014, the registrant had 66,351,596 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 29, 2014

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	March 29, 2014	December 28, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,538	$11,329
Accounts receivable, net	273,783	281,586
Inventories	172,209	161,565
Prepaid and other current assets	53,178	55,353
Assets of discontinued operations - current	88	132
Total current assets	510,796	509,965

Property, plant and equipment, net	299,915	304,907
Goodwill	186,426	186,436
Other intangible assets, net	165,356	168,749
Other assets, net	44,291	43,614
Assets of discontinued operations - long-term	—	33
Total assets	$1,206,784	$1,213,704
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$8,762	$9,174
Accounts payable	241,184	244,228
Accrued compensation and related liabilities	37,479	32,139
Other current liabilities	78,253	81,198
Liabilities of discontinued operations - current	104	2,013
Total current liabilities	365,782	368,752

Long-term debt	1,193,765	1,176,351
Other liabilities	158,899	165,581
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	664	663
Paid-in capital	364,760	364,177
Retained deficit	(837,354)	(821,520)
Accumulated other comprehensive loss	(39,732)	(40,300)
Total shareholders’ deficit	(511,662)	(496,980)
Total liabilities and shareholders’ deficit	$1,206,784	$1,213,704

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)
(unaudited)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$490,119	$418,614
Cost of sales	415,157	351,902
Selling, general and administrative expenses	55,494	48,345
Amortization of intangible assets	3,449	2,507
Restructuring and other charges	5,947	4,182
Operating income	10,072	11,678
Interest expense, net	27,910	29,575
Loss on early extinguishment of debt, net	18	127
Other (income) expense, net	(509)	296
Loss from continuing operations before income taxes	(17,347)	(18,320)
Income tax (benefit) expense	(560)	2,170
Loss from continuing operations	(16,787)	(20,490)
Income from discontinued operations, net of taxes	953	1,345
Net loss	(15,834)	(19,145)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	480	—
Currency translation adjustment	88	(779)
Comprehensive loss	$(15,266)	$(19,924)

(Loss) income per share – basic:
Continuing operations	$(0.25)	$(0.32)
Discontinued operations	0.01	0.02
Net loss	$(0.24)	$(0.30)

(Loss) income per share – diluted:
Continuing operations	$(0.25)	$(0.32)
Discontinued operations	0.01	0.02
Net loss	$(0.24)	$(0.30)

Weighted average shares outstanding:
Basic	66,336	63,840
Diluted	66,336	63,840

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(15,834)	$(19,145)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Gain on sale of discontinued operations, net of taxes	(845)	—
Income from discontinued operations, net of taxes	(108)	(1,345)
Depreciation and amortization, excluding non-cash interest expense	16,061	15,636
Non-cash interest expense, net	2,418	2,493
Deferred income taxes	(852)	1,857
(Gain) loss on sale of assets	(2)	329
Non-cash restructuring and other charges, net	2,609	265
Loss on early extinguishment of debt, net	18	127
Stock-based compensation provision	836	953
Other non-cash charges	735	917
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	7,382	5,768
Inventories	(11,130)	(5,486)
Accounts payable and accrued compensation and related liabilities	2,654	(1,966)
Other working capital changes	(2,004)	4,789
Other, net	(5,361)	(3,393)
Net cash (used in) provided by operating activities of continuing operations	(3,423)	1,799
Net cash (used in) provided by operating activities of discontinued operations	(1,658)	1,519
Net cash (used in) provided by operating activities	(5,081)	3,318
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(5,145)
Capital expenditures	(8,975)	(10,061)
Purchase of investment	(2,000)	(1,650)
Proceeds from sale of property, plant and equipment	162	5,850
Net cash used in investing activities of continuing operations	(10,813)	(11,006)
Net cash provided by (used in) investing activities of discontinued operations	1,018	(201)
Net cash used in investing activities	(9,795)	(11,207)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)
Repayment of Term Loan B due 2016	—	(990)
Payment of financing-related costs and expenses and debt issuance discounts	(2,330)	(5,054)
Repayments of other long-term debt	(1,569)	(890)
Purchase and retirement of common stock upon vesting of RSUs	(252)	(219)
Borrowings under Revolving Credit Facility, net	—	42,300
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	(600)	(7,000)
Repayment of Term Loan Facility due 2017	(900)	—
Borrowings under ABL Facility due 2017	156,400	—
Repayments under ABL Facility due 2017	(135,600)	—
Net cash provided by financing activities	15,149	10,299
Effect of exchange rate changes on cash and cash equivalents	(64)	93
Net increase in cash and cash equivalents	209	2,503
Cash and cash equivalents at beginning of period	11,329	8,110
Cash and cash equivalents at end of period	$11,538	$10,613

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of March 29, 2014, and the results of operations and cash flows as of and for the three months ended March 29, 2014, and March 30, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended March 29, 2014 are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 28, 2013 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three months ended March 29, 2014, and March 30, 2013, each consisted of 13 weeks.

As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform, the Company completed the sale of its Custom Envelope Group ("Custom Envelope") during the third quarter of 2013. Additionally, during the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility. Collectively, the Company refers to these businesses as the "Discontinued Operations." As a result, the Company's historical condensed consolidated balance sheets, condensed consolidated statement of operations and comprehensive income (loss) ("statement of operations") and condensed consolidated statements of cash flows have been reclassified to reflect these Discontinued Operations separately from the Company's continuing operations for all periods presented.
During the fourth quarter of 2013, the Company completed a realignment of its reportable segments as a result of a change in management reporting and strategy. The reportable segments were realigned into three complementary reportable segments: the envelope segment, the print segment and the label and packaging segment. Previously, the two reportable segments were the print and envelope segment and the label and packaging segment. Prior period disclosures have been updated to reflect current year presentation.

New Accounting Pronouncements: Effective in the first quarter of 2013, the Company adopted an accounting pronouncement relating to the presentation of accumulated other comprehensive income (loss) ("AOCI"). This pronouncement does not change the current accounting requirements; however, the Company is required to provide information about the amounts reclassified out of AOCI by component. In addition, the Company is required to present, either on the face of the statement where net loss is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net loss, but only if the amount is required under GAAP to be reclassified to net loss in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net loss, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail on these amounts. The Company has provided the required disclosures in Note 13. The adoption of this pronouncement did not have a material impact to the Company's financial statements.
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists.  The objective of this ASU is to eliminate diversity in practice related to this topic.  The ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward except in certain situations.  This ASU is effective for annual and interim periods beginning after December 15, 2013.  The adoption of this pronouncement did not have a material impact to the Company's financial statements.

In April 2014, the FASB issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU are effective in the first quarter of 2015. The Company is currently evaluating the impact of the pending adoption of ASU 2014-08 on its consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB’s Accounting Standards Codification ("ASC") 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair values on the acquisition date with the excess of the purchase price over their estimated fair values recorded as goodwill. In the event the estimated fair values of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the statement of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s statement of operations and were $1.9 million and $0.4 million for the three months ended March 29, 2014, and March 30, 2013, respectively.

2013

National Envelope

On September 16, 2013, Cenveo acquired certain assets of National Envelope Corporation ("National"). National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with Cenveo's acquisition. National manufactured and distributed envelope products for the billing, financial, direct mail and office products markets and had approximately 1,600 employees. The Company believes the acquisition of certain assets of National will enhance the Company's manufacturing capabilities and reduce capacity in the envelope industry. The purchase price was $34.1 million, of which $6.0 million was Cenveo common stock, and was preliminarily allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, and was assigned to the Company's envelope segment. The acquisition of certain assets of National resulted in a preliminary bargain purchase gain of approximately $17.3 million, exclusive of $6.8 million of tax expense, which was recognized in the Company's statement of operations in 2013. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of National for less than their fair value due to National's bankruptcy prior to the Company's acquisition. The acquired identifiable intangible asset relates to a leasehold interest with a fair value of $3.8 million, which is being amortized over the remaining lease term of 20 years, which includes renewal periods.
National's results of operations and cash flows are included in the Company’s statement of operations and cash flows from September 16, 2013. As a result of the Company's integration of certain assets of National into the Company's existing envelope operations, it is impracticable to disclose the amounts of revenues and operating income of National since the acquisition date.

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

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the three months ended March 30, 2013 herein has been prepared by adjusting the historical data as set forth in its statement of operations to give effect to the acquisition of certain assets of National as if it had been made as of January 1, 2012 (in thousands, except per share amounts).

For the Three Months Ended
March 30, 2013
Net sales
As reported	$418,614
Pro forma	$512,773
Loss from continuing operations
As reported	$(20,490)
Pro forma	$(31,142)
Loss per share from continuing operations - basic
As reported	$(0.32)
Pro forma	$(0.47)
Loss per share from continuing operations - diluted
As reported	$(0.32)
Pro forma	$(0.47)

The supplemental pro forma consolidated summary financial information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the acquisition of certain

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets of National been consummated as of the beginning of the period noted above or of the Company’s expected future results of operations.

The Company has performed its assessment of the preliminary purchase price allocation by identifying and estimating the fair values of tangible and identifiable intangible assets, comprised of a leasehold interest and property, plant and equipment. Pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values, and to reflect the Company's borrowing rate in the above supplemental pro forma consolidated summary financial information. The pro forma operating results do not include any anticipated synergies related to combining the operations.

Express Label
On December 31, 2012, the Company acquired certain assets and assumed certain liabilities of Express Label Company ("Express Label"), which had annual net sales of approximately $5.4 million prior to the acquisition by the Company. The total purchase price was approximately $5.1 million, and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at their acquisition date. The Express Label acquisition resulted in $0.1 million of goodwill, all of which is deductible for income tax purposes, and was assigned to the Company's label and packaging segment. The Company believes that the recognized goodwill related to Express Label is due to expected synergies and a reasonable market premium. The acquired identifiable intangible assets relate to: (i) customer relationships of $3.0 million, which are being amortized over their estimated useful life of 10 years; and (ii) a trade name of $0.3 million, which is being amortized over its estimated useful life of 10 years.
Express Label's results of operations and cash flows are included in the Company's statements of operations and cash flows from December 31, 2012.

3. Discontinued Operations

On September 28, 2013, the Company completed the sale of Custom Envelope. To date, the Company has received net cash proceeds of approximately $45.8 million, of which $1.0 million was received in the first quarter of 2014. This resulted in the recognition of a total after-tax gain of $15.7 million, of which $14.9 million was recognized in the year ended 2013. In addition to the proceeds, $1.2 million of purchase price consideration is held in escrow ("the holdback amount") and will be paid subject to certain financial adjustments. As a result, the Company has not included the holdback amount in the calculation of the gain on sale of Custom Envelope. The operating results of Custom Envelope are reported in discontinued operations in the Company's financial statements for all periods presented herein.

During the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility within its print segment. The operating results of this manufacturing facility are reported in discontinued operations in the Company's financial statements for all periods presented herein.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of March 29, 2014, and December 28, 2013 (in thousands):

	March 29, 2014	December 28, 2013
Accounts receivable, net	$—	$9
Prepaid and other current assets	88	123
Assets of discontinued operations - current	88	132
Property, plant and equipment, net	—	33
Assets of discontinued operations - long-term	—	33
Accrued compensation and related liabilities	99	627
Other current liabilities	5	1,386
Liabilities of discontinued operations - current	104	2,013
Net assets	$(16)	$(1,848)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Net sales	$—	$13,730
Income from discontinued operations before income taxes	176	2,234
Income tax expense on discontinued operations	68	889
Gain on sale of discontinued operations, net of tax expense of $0.5 million	845	—
Income from discontinued operations, net of taxes	$953	$1,345
Income per share - basic	$0.01	$0.02
Income per share - diluted	$0.01	$0.02

4. Inventories

Inventories by major category are as follows (in thousands):

	March 29, 2014	December 28, 2013
Raw materials	$65,975	$62,241
Work in process	19,508	21,698
Finished goods	86,726	77,626
	$172,209	$161,565

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	March 29, 2014	December 28, 2013
Land and land improvements	$14,507	$14,507
Buildings and building improvements	96,462	97,674
Machinery and equipment	636,912	635,638
Furniture and fixtures	11,340	11,049
Construction in progress	16,460	11,828
	775,681	770,696
Accumulated depreciation	(475,766)	(465,789)
	$299,915	$304,907

Sale Leaseback Transaction
During the first quarter of 2013, the Company sold one manufacturing facility related to its label and packaging segment, which had a net book value of $3.7 million for net proceeds of $6.3 million, and entered into a seven-year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $2.6 million, which will be amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales in the Company's statement of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of March 29, 2014, by reportable segment are as follows (in thousands):

	Envelope	Print	Label and Packaging	Total
Balance as of December 28, 2013	$23,433	$45,576	$117,427	$186,436
Foreign currency translation	—	173	(183)	(10)
Balance as of March 29, 2014	$23,433	$45,749	$117,244	$186,426

Other intangible assets are as follows (in thousands):

		March 29, 2014				December 28, 2013
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	9	$144,932	$(27,234)	$(55,859)	$61,839	$144,898	$(27,234)	$(53,682)	$63,982
Trademarks and trade names	20	77,765	(55,367)	(7,896)	14,502	77,754	(55,367)	(6,734)	15,653
Leasehold interest	19	3,780	—	(104)	3,676	3,780	—	(55)	3,725
Patents	10	3,528	—	(3,089)	439	3,528	—	(3,039)	489
Non-compete agreements		140	—	(140)	—	140	—	(140)	—
Subtotal	11	230,145	(82,601)	(67,088)	80,456	230,100	(82,601)	(63,650)	83,849

Intangible assets with indefinite lives:
Trademarks		84,900	—	—	84,900	84,900	—	—	84,900
Total		$315,045	$(82,601)	$(67,088)	$165,356	$315,000	$(82,601)	$(63,650)	$168,749

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2014	$8,317
2015	9,721
2016	7,927
2017	7,267
2018	7,125
2019	6,887
Thereafter	33,212
Total	$80,456

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three months ended March 29, 2014, and March 30, 2013.

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	March 29, 2014	December 28, 2013
ABL Facility, due 2017	$142,200	$121,400
Term Loan Facility, due 2017 ($328.2 million and $329.1 million outstanding principal amount as of March 29, 2014, and December 28, 2013, respectively)	323,882	326,013
15% Unsecured Term Loan, due 2017 ($9.4 million and $10.0 million outstanding principal amount as of March 29, 2014, and December 28, 2013, respectively)	8,940	9,500
11.5% senior notes, due 2017 ($225.0 million outstanding principal amount as of March 29, 2014, and December 28, 2013)	219,444	219,068
7% senior exchangeable notes, due 2017	86,250	86,250
8.875% senior second lien notes, due 2018 ($400.0 million outstanding principal amount as of March 29, 2014, and December 28, 2013)	398,411	398,326
Other debt including capital leases	23,400	24,968
	1,202,527	1,185,525
Less current maturities	(8,762)	(9,174)
Long-term debt	$1,193,765	$1,176,351

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion as of March 29, 2014, and December 28, 2013. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument.

As of March 29, 2014, the Company was in compliance with all debt agreement covenants.

Amendment to Term Loan Facility
In February 2014, the Company entered into an amendment to adjust, among other things, its covenant requirements under its $360 million secured term loan facility (the "Term Loan Facility"). This amendment eliminated the maximum consolidated leverage ratio and replaced it with a maximum consolidated first lien leverage ratio, providing the Company additional financial flexibility. In connection with this amendment, the Company capitalized $1.5 million related to original issuance discount.

Extinguishments

In the first quarter of 2013, the Company extinguished all of its 7.875% senior subordinated notes due 2013 ("7.875% Notes"). In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $0.1 million, all of which relates to the write-off of unamortized debt issuance costs.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s income, sales and use and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material effect on the Company’s financial statements.

The Company participates in a number of multi-employer pension plans for union employees ("Multi-Employer Plans") and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Plans. Two of the Multi-Employer Plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers from these Multi-Employer Plans, continued participation in or withdrawal from these multi-employer pension plans could have a material effect on the Company’s financial statements.

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of March 29, 2014, and March 30, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of March 29, 2014, and December 28, 2013, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company also records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic (benefit) expense for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Service cost	$—	$—
Interest cost	3,707	3,421
Expected return on plan assets	(5,206)	(4,618)
Net amortization and deferral	—	(2)
Recognized net actuarial loss	794	1,992
Net periodic (benefit) expense	$(705)	$793

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended March 29, 2014, and March 30, 2013, respectively.

For the three months ended March 29, 2014, the Company made total contributions of $3.3 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $14.8 million to its pension, SERP and OPEB plans for the remainder of 2014.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation

The Company did not issue any form of stock-based compensation in the first quarter of 2014. Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.8 million for the three months ended March 29, 2014, and $1.0 million for the three months ended March 30, 2013, respectively.

As of March 29, 2014, there was approximately $2.0 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 1.6 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the three months ended March 29, 2014, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2013	1,778,000	$5.23	2.4	$259
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(39,375)	5.86
Outstanding at March 29, 2014	1,738,625	$5.21	2.2	$176
Exercisable at March 29, 2014	1,367,875	$5.45	1.8	$—

RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the three months ended March 29, 2014, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2013	980,750	$3.91
Granted	—	—
Vested	(159,375)	5.62
Forfeited	(625)	5.62
Non-vested at March 29, 2014	820,750	$3.57
The total fair value of RSUs which vested during the three months ended March 29, 2014, was $0.5 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring and Other Charges

The Company currently has three active cost savings, restructuring and integration plans: (i) two plans related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities (the "2014 Plan" and the "2013 Plan"); and (ii) the plan related to the integration of certain assets of National into existing envelope operations (the "National Plan").
2014 Plan
During the first quarter of 2014, the Company began implementing the 2014 Plan, which primarily focuses on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities. The Company expects to be substantially complete with the 2014 Plan during the 2015 fiscal year.
2013 Plan
During the first quarter of 2013, the Company began implementing the 2013 Plan, which primarily focuses on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities. The Company expects to be substantially complete with the 2013 Plan during the 2014 fiscal year.
Acquisition Integration Plans
Upon the completion of the acquisition of certain assets of National, the Company developed and began implementing the National Plan. Since the date of acquisition, activities related to the National Plan included the closure and consolidation of a warehouse and two manufacturing facilities into the Company's existing envelope operations, and the elimination of duplicative headcount. The Company expects the National Plan to be completed during the 2015 fiscal year.
Upon the completion of the Envelope Product Group ("EPG") acquisition, the Company developed and implemented its plan to integrate EPG into its existing envelope operations (the "EPG Plan"). Since the date of acquisition, activities related to the EPG Plan have included the closure and consolidation of five manufacturing facilities into the Company's existing operations and the elimination of duplicative headcount. The Company has substantially completed the EPG Plan.
2012 Plan
In 2012, the Company announced the closure and consolidation of a print plant and an envelope plant into its existing print operations. Additionally, the Company began implementing a cost savings initiative (the "2012 Plan"), which primarily focused on the Company's print and envelope segments and corporate expenses. This initiative focused on the consolidation of office and warehouse space and other overhead cost elimination plans, including headcount reductions.
Residual Plans

The Company currently has certain residual cost savings, restructuring and integration plans (the "Residual Plans"). As a result of these cost savings actions over the last eight years, the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions.

The Company does not anticipate any significant future expenses related to either the 2012 Plan or the Residual Plans.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2014 Activity

Restructuring and other charges for the three months ended March 29, 2014, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2013 Plan	$(1)	$—	$—	$—	$—	$—	$(1)
2012 Plan	—	—	—	(198)	—	—	(198)
Residual Plans	—	—	—	—	32	16	48
Acquisition Integration Plans	93	601	636	1,390	—	448	3,168
Total Envelope	92	601	636	1,192	32	464	3,017
Print
2014 Plan	7	—	—	—	—	—	7
2013 Plan	388	(22)	—	133	—	292	791
2012 Plan	—	—	—	4	729	—	733
Residual Plans	—	—	1	(60)	(13)	547	475
Total Print	395	(22)	1	77	716	839	2,006
Label and Packaging
2014 Plan	251	—	—	—	—	—	251
2013 Plan	26	—	—	—	—	—	26
Residual Plans	—	—	—	14	—	—	14
Total Label and Packaging	277	—	—	14	—	—	291
Corporate
2014 Plan	604	—	—	—	—	29	633
Total Corporate	604	—	—	—	—	29	633
Total Restructuring and Other Charges	$1,368	$579	$637	$1,283	$748	$1,332	$5,947

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013 Activity

Restructuring and other charges for the three months ended March 30, 2013, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2013 Plan	$42	$—	$10	$—	$—	$—	$52
2012 Plan	(10)	—	44	48	—	208	290
Residual Plans	—	—	—	—	23	5	28
Acquisition Integration Plans	518	—	203	(26)	—	75	770
Total Envelope	550	—	257	22	23	288	1,140
Print
2013 Plan	706	—	—	—	—	—	706
2012 Plan	(73)	147	39	2	—	4	119
Residual Plans	—	—	10	52	56	38	156
Total Print	633	147	49	54	56	42	981
Label and Packaging
2013 Plan	251	—	—	—	—	4	255
Residual Plans	(4)	—	—	24	—	—	20
Total Label and Packaging	247	—	—	24	—	4	275
Corporate
2013 Plan	1,725	—	—	—	—	21	1,746
Residual Plans	23	—	—	—	—	17	40
Total Corporate	1,748	—	—	—	—	38	1,786
Total Restructuring and Other Charges	$3,178	$147	$306	$100	$79	$372	$4,182

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2014 Plan
Balance as of December 28, 2013	$—	$—	$—	$—	$—
Accruals, net	862	—	—	29	891
Payments	(801)	—	—	(29)	(830)
Balance as of March 29, 2014	$61	$—	$—	$—	$61
2013 Plan
Balance as of December 28, 2013	$837	$56	$—	$—	$893
Accruals, net	413	133	—	292	838
Payments	(633)	(46)	—	(292)	(971)
Balance as of March 29, 2014	$617	$143	$—	$—	$760

2012 Plan
Balance as of December 28, 2013	$—	$327	$5,400	$—	$5,727
Accruals, net	—	(194)	729	—	535
Payments	—	(31)	—	—	(31)
Balance as of March 29, 2014	$—	$102	$6,129	$—	$6,231

Residual Plans
Balance as of December 28, 2013	$—	$1,017	$15,155	$—	$16,172
Accruals, net	—	(46)	19	564	537
Payments	—	30	(566)	(564)	(1,100)
Balance as of March 29, 2014	$—	$1,001	$14,608	$—	$15,609

Acquisition Integration Plans
Balance as of December 28, 2013	$155	$2,503	$—	$—	$2,658
Accruals, net	93	1,390	—	1,084	2,567
Payments	(202)	(663)	—	(1,084)	(1,949)
Balance as of March 29, 2014	$46	$3,230	$—	$—	$3,276

Total Restructuring Liability	$724	$4,476	$20,737	$—	$25,937

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of AOCI, net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 28, 2013	$(1,584)	$(38,716)	$(40,300)
Other comprehensive income before reclassifications	88	—	88
Amounts reclassified from AOCI	—	480	480
Other comprehensive income	88	480	568
Balance as of March 29, 2014	$(1,496)	$(38,236)	$(39,732)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components	Amounts Reclassified from AOCI (in thousands)		Income Statement Line Item
	For the Three Months Ended
	March 29, 2014	March 30, 2013
Changes in pension and other employee benefit accounts:
Net actuarial losses (1)	$794	$—	Selling, general and administrative expenses
	794	—	Total before tax
Taxes	(314)	—	Income tax (benefit) expense
Total reclassifications for the period	$480	$—	Net of tax
 __________________________

(1) In the first quarter of 2014, the Company began to reclassify the amortization of net actuarial losses from AOCI on a quarterly basis. Previously, these amounts were reclassified on an annual basis.

14.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options, RSUs and, when applicable, performance share units ("PSUs," and collectively with the stock options and RSUs, the "Equity Awards") to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the 7% senior exchangeable notes due 2017 ("7% Notes") being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the three months ended March 29, 2014, and March 30, 2013, the effect of approximately 21.1 million and 23.0 million shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of Equity Awards, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(16,787)	$(20,490)
Income from discontinued operations, net of taxes	953	1,345
Net loss	$(15,834)	$(19,145)
Denominator for weighted average common shares outstanding:
Basic shares	66,336	63,840
Dilutive effect of 7% notes	—	—
Dilutive effect of Equity Awards	—	—
Diluted shares	66,336	63,840

(Loss) income per share – basic:
Continuing operations	$(0.25)	$(0.32)
Discontinued operations	0.01	0.02
Net loss	$(0.24)	$(0.30)

(Loss) income per share – diluted:
Continuing operations	$(0.25)	$(0.32)
Discontinued operations	0.01	0.02
Net loss	$(0.24)	$(0.30)

15. Segment Information

The Company operates four operating segments: envelope, print, label and packaging. Based upon similar economic characteristics and management reporting, the Company has aggregated the label and packaging operating segments to have a total of three reportable segments: envelope, print and label and packaging. The envelope segment provides direct mail offerings and transactional and stock envelopes. The print segment provides a wide array of print offerings such as high-end printed materials including car brochures, advertising literature, corporate identity and brand marketing material, digital printing and content management. The label and packaging segment specializes in the design, manufacturing and printing of labels such as custom labels, overnight packaging labels, pressure-sensitive prescription labels, full body shrink sleeves, and specialized folded carton packaging.
Operating income (loss) of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses including stock-based compensation.

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present certain segment information (in thousands):

	For the Three Months Ended
	March 29, 2014	March 30, 2013
Net sales:
Envelope	$241,671	$166,453
Print	128,397	127,245
Label and Packaging	120,051	124,916
Total	$490,119	$418,614
Operating income (loss):
Envelope	$9,806	$9,010
Print	1,240	1,007
Label and Packaging	10,193	11,544
Corporate	(11,167)	(9,883)
Total	$10,072	$11,678
Restructuring and other charges:
Envelope	$3,017	$1,140
Print	2,006	981
Label and Packaging	291	275
Corporate	633	1,786
Total	$5,947	$4,182
Net sales by product line:
Envelope	$241,671	$166,453
Print	128,397	127,245
Label	78,686	85,384
Packaging	41,365	39,532
Total	$490,119	$418,614
Intercompany sales:
Envelope	$1,532	$936
Print	1,188	822
Label and Packaging	2,176	1,598
Total	$4,896	$3,356

	March 29, 2014	December 28, 2013
Total assets:
Envelope	$478,059	$472,334
Print	303,930	320,720
Label and Packaging	361,858	356,183
Corporate	62,937	64,467
Total	$1,206,784	$1,213,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 7.875% Notes, the 8.875% senior second lien notes due 2018 (the "8.875% Notes") and the 11.5% senior notes due 2017 (the "11.5% Notes") (collectively with the 7.875% Notes and the 8.875% Notes, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly owned subsidiaries (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of March 29, 2014, and December 28, 2013, and for the three months ended March 29, 2014, and March 30, 2013.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Company’s primary transactions with its subsidiaries, other than the investment account and related equity in net income (loss) of subsidiaries, are the intercompany payables and receivables between its subsidiaries.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET March 29, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$8,463	$582	$2,493	$—	$11,538
Accounts receivable, net	—	127,442	145,599	742	—	273,783
Inventories	—	95,546	76,650	13	—	172,209
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	43,576	6,666	2,936	—	53,178
Assets of discontinued operations - current	—	—	88	—	—	88
Total current assets	—	311,965	232,830	6,184	(40,183)	510,796

Investment in subsidiaries	(511,662)	1,882,283	2,811	7,829	(1,381,261)	—
Property, plant and equipment, net	—	133,262	165,904	749	—	299,915
Goodwill	—	25,540	155,379	5,507	—	186,426
Other intangible assets, net	—	9,778	154,432	1,146	—	165,356
Other assets, net	—	38,629	5,146	516	—	44,291
Total assets	$(511,662)	$2,401,457	$716,502	$21,931	$(1,421,444)	$1,206,784

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,600	$2,162	$—	$—	$8,762
Accounts payable	—	141,960	98,744	480	—	241,184
Accrued compensation and related liabilities	—	28,908	8,033	538	—	37,479
Other current liabilities	—	58,989	18,669	595	—	78,253
Liabilities of discontinued operations - current	—	—	104	—	—	104
Intercompany payable (receivable)	—	1,364,419	(1,372,431)	8,012	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,600,876	(1,207,781)	12,870	(40,183)	365,782

Long-term debt	—	1,191,278	2,487	—	—	1,193,765
Other liabilities	—	120,965	39,513	(1,579)	—	158,899
Shareholders’ (deficit) equity	(511,662)	(511,662)	1,882,283	10,640	(1,381,261)	(511,662)
Total liabilities and shareholders’ (deficit) equity	$(511,662)	$2,401,457	$716,502	$21,931	$(1,421,444)	$1,206,784

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended March 29, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$241,467	$245,177	$3,475	$—	$490,119
Cost of sales	—	210,725	201,544	2,888	—	415,157
Selling, general and administrative expenses	—	33,608	21,550	336	—	55,494
Amortization of intangible assets	—	185	3,131	133	—	3,449
Restructuring and other charges	—	3,931	2,016	—	—	5,947
Operating (loss) income	—	(6,982)	16,936	118	—	10,072
Interest expense, net	—	27,823	87	—	—	27,910
Intercompany interest (income) expense	—	(270)	270	—	—	—
Loss on early extinguishment of debt, net	—	18	—	—	—	18
Other (income) expense, net	—	(183)	(325)	(1)	—	(509)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(34,370)	16,904	119	—	(17,347)
Income tax (benefit) expense	—	(391)	(237)	68	—	(560)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(33,979)	17,141	51	—	(16,787)
Equity in (loss) income of subsidiaries	(15,834)	18,072	51	—	(2,289)	—
(Loss) income from continuing operations	(15,834)	(15,907)	17,192	51	(2,289)	(16,787)
Income from discontinued operations, net of taxes	—	73	880	—	—	953
Net (loss) income	(15,834)	(15,834)	18,072	51	(2,289)	(15,834)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	568	88	619	—	(1,275)	—
Changes in pension and other employee benefit accounts, net of taxes	—	480	—	—	—	480
Currency translation adjustment	—	—	(531)	619	—	88
Comprehensive (loss) income	$(15,266)	$(15,266)	$18,160	$670	$(3,564)	$(15,266)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 29, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$836	$(34,318)	$31,552	$(1,493)	$—	$(3,423)
Net cash used in operating activities of discontinued operations	—	(610)	(1,048)	—	—	(1,658)
Net cash provided by (used in) operating activities	836	(34,928)	30,504	(1,493)	—	(5,081)
Cash flows from investing activities:
Capital expenditures	—	(5,427)	(3,501)	(47)	—	(8,975)
Purchase of investment	—	(2,000)	—	—	—	(2,000)
Proceeds from sale of property, plant and equipment	—	8	154	—	—	162
Net cash used in investing activities of continuing operations	—	(7,419)	(3,347)	(47)	—	(10,813)
Net cash provided by investing activities of discontinued operations	—	462	556	—	—	1,018
Net cash used in investing activities	—	(6,957)	(2,791)	(47)	—	(9,795)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(2,330)	—	—	—	(2,330)
Repayments of other long-term debt	—	(750)	(819)	—	—	(1,569)
Purchase and retirement of common stock upon vesting of RSUs	(252)	—	—	—	—	(252)
Repayment of 15% Unsecured Term Loan due 2017	—	(600)	—	—	—	(600)
Repayment of Term Loan Facility due 2017	—	(900)	—	—	—	(900)
Borrowings under ABL Facility due 2017	—	156,400	—	—	—	156,400
Repayments under ABL Facility due 2017	—	(135,600)	—	—	—	(135,600)
Intercompany advances	(584)	24,624	(26,317)	2,277	—	—
Net cash (used in) provided by financing activities	(836)	40,844	(27,136)	2,277	—	15,149
Effect of exchange rate changes on cash and cash equivalents	—	—	5	(69)	—	(64)
Net (decrease) increase in cash and cash equivalents	—	(1,041)	582	668	—	209
Cash and cash equivalents at beginning of period	—	9,504	—	1,825	—	11,329
Cash and cash equivalents at end of period	$—	$8,463	$582	$2,493	$—	$11,538

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,504	$—	$1,825	$—	$11,329
Accounts receivable, net	—	128,214	152,091	1,281	—	281,586
Inventories	—	89,830	71,722	13	—	161,565
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	46,050	6,813	2,490	—	55,353
Assets of discontinued operations - current	—	—	132	—	—	132
Total current assets	—	310,536	230,758	5,609	(36,938)	509,965

Investment in subsidiaries	(496,980)	1,865,003	5,385	6,725	(1,380,133)	—
Property, plant and equipment, net	—	134,326	169,770	811	—	304,907
Goodwill	—	25,540	155,561	5,335	—	186,436
Other intangible assets, net	—	9,930	157,621	1,198	—	168,749
Other assets, net	—	37,952	5,175	487	—	43,614
Assets of discontinued operations - long-term	—	—	33	—	—	33
Total assets	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,600	$2,574	$—	$—	$9,174
Accounts payable	—	148,678	94,889	661	—	244,228
Accrued compensation and related liabilities	—	20,684	10,969	486	—	32,139
Other current liabilities	—	60,845	19,674	679	—	81,198
Liabilities of discontinued operations - current	—	1,372	641	—	—	2,013
Intercompany payable (receivable)	—	1,341,397	(1,349,273)	7,876	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,579,576	(1,183,588)	9,702	(36,938)	368,752

Long-term debt	—	1,173,457	2,894	—	—	1,176,351
Other liabilities	—	127,234	39,994	(1,647)	—	165,581
Shareholders’ (deficit) equity	(496,980)	(496,980)	1,865,003	12,110	(1,380,133)	(496,980)
Total liabilities and shareholders’ (deficit) equity	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended March 30, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$167,704	$247,349	$3,561	$—	$418,614
Cost of sales	—	144,152	204,698	3,052	—	351,902
Selling, general and administrative expenses	—	26,981	21,143	221	—	48,345
Amortization of intangible assets	—	137	2,238	132	—	2,507
Restructuring and other charges	—	2,834	1,344	4	—	4,182
Operating (loss) income	—	(6,400)	17,926	152	—	11,678
Interest expense, net	—	29,464	114	(3)	—	29,575
Intercompany interest (income) expense	—	(350)	350	—	—	—
Loss on early extinguishment of debt, net	—	127	—	—	—	127
Other expense (income), net	—	369	(95)	22	—	296
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(36,010)	17,557	133	—	(18,320)
Income tax expense	—	1,646	461	63	—	2,170
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(37,656)	17,096	70	—	(20,490)
Equity in (loss) income of subsidiaries	(19,145)	17,167	70	—	1,908	—
(Loss) income from continuing operations	(19,145)	(20,489)	17,166	70	1,908	(20,490)
Income (loss) from discontinued operations, net of taxes	—	1,344	1	—	—	1,345
Net (loss) income	(19,145)	(19,145)	17,167	70	1,908	(19,145)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(779)	(779)	114	—	1,444	—
Currency translation adjustment	—	—	(893)	114	—	(779)
Comprehensive (loss) income	$(19,924)	$(19,924)	$16,388	$184	$3,352	$(19,924)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 30, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$953	$(19,797)	$20,627	$16	$—	$1,799
Net cash provided by operating activities of discontinued operations	—	1,033	486	—	—	1,519
Net cash provided by (used in) operating activities	953	(18,764)	21,113	16	—	3,318
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(5,145)	—	—	—	(5,145)
Capital expenditures	—	(6,130)	(3,924)	(7)	—	(10,061)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from sale of property, plant and equipment	—	182	5,668	—	—	5,850
Net cash (used in) provided by investing activities of continuing operations	—	(12,743)	1,744	(7)	—	(11,006)
Net cash used in investing activities of discontinued operations	—	(201)	—	—	—	(201)
Net cash (used in) provided by investing activities	—	(12,944)	1,744	(7)	—	(11,207)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Repayment of Term Loan B due 2016	—	(990)	—	—	—	(990)
Payment of financing-related costs and expenses and debt issuance discounts	—	(5,054)	—	—	—	(5,054)
Repayments of other long-term debt	—	—	(890)	—	—	(890)
Purchase and retirement of common stock upon vesting of RSUs	(219)	—	—	—	—	(219)
Borrowings under Revolving Credit Facility, net	—	42,300	—	—	—	42,300
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	—	(7,000)	—	—	—	(7,000)
Intercompany advances	(734)	22,828	(22,249)	155	—	—
Net cash (used in) provided by financing activities	(953)	34,236	(23,139)	155	—	10,299
Effect of exchange rate changes on cash and cash equivalents	—	—	70	23	—	93
Net increase (decrease) in cash and cash equivalents	—	2,528	(212)	187	—	2,503
Cash and cash equivalents at beginning of period	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of period	$—	$8,291	$74	$2,248	$—	$10,613

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which we refer to as our 2013 Form 10-K. Item 7 of our 2013 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 29, 2014.

Forward-Looking Statements

Certain statements in this report may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of terminology such as "may," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" and similar expressions, or as other statements which do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that could cause actual results to differ materially from what is expressed or forecasted in these forward-looking statements. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements. Such statements speak only as of the date they were made, and we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Factors which could cause actual results to differ materially from management’s expectations include, without limitation: (i) recent United States and global economic conditions have adversely affected us and could continue to do so; (ii) our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings available to us which could further exacerbate our risk exposure from debt; (vi) our ability to successfully integrate acquired businesses with our business; (vii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets, including goodwill and other long-lived assets; (viii) the industries in which we operate our business are highly competitive and extremely fragmented; (ix) a general absence of long-term customer agreements in our industries, subjecting our business to quarterly and cyclical fluctuations; (x) factors affecting the United States postal services impacting demand for our products; (xi) the availability of the Internet and other electronic media adversely affecting our business; (xii) increases in paper costs and decreases in the availability of raw materials; (xiii) our labor relations; (xiv) our compliance with environmental laws; (xv) our dependence on key management personnel; and (xvi) any failure, interruption or security lapse of our information technology systems. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report, and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

Business Overview

We are a diversified manufacturing company focused on print-related products. Our broad portfolio of products includes envelope converting, commercial printing, label manufacturing and specialty packaging. We operate a global network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers.
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

We operate our business in three complementary reportable segments: the envelope segment, the print segment and the label and packaging segment. During the fourth quarter of 2013, we completed a realignment of our segments as a result of a change in management reporting and strategy. Previously, we reported our segments as the print and envelope segment and the label and packaging segment.

Envelope. We are the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our envelope segment represented approximately 49.3% of our net sales for the three months ended March 29, 2014.

Our envelope segment offers direct mail products used for customer solicitations and transactional envelopes used for billing and remittance by end users including financial institutions, insurance companies and telecommunications companies. We also produce a broad line of specialty and stock envelopes which are sold through wholesalers, and to the office product market through distributors.

Print. We are one of the leading commercial printers in North America. Our print segment represented approximately 26.2% of our net sales for the three months ended March 29, 2014.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. On December 31, 2012, we added to our label business with the acquisition of Express Label Company, which we refer to as Express Label. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 24.5% of our net sales for the three months ended March 29, 2014.

Our label and packaging segment produces a diverse line of custom labels for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customers. We produce pressure-sensitive prescription labels for the retail pharmacy chain market. We produce premium, high-quality promotional packaging offerings including folded carton and full body shrink sleeves. Our primary customers for our specialty packaging products are pharmaceutical, apparel, neutraceutical and other large, multinational consumer product companies.

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three months ended March 29, 2014, and March 30, 2013, followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three months ended March 29, 2014, include the operating results of National. Our results for the three months ended March 30, 2013, do not include the operating results of National.
2014 Outlook
The print-related industries are highly fragmented and extremely competitive due to over-capacity and pricing pressures. We believe these factors, combined with a slow general economic recovery, will continue to impact our results of operations in 2014.

Our current management focus is on the following areas:

Improving Sales Performance

Our sales focus has been, and will continue to be, on our customers' experience across each of our businesses, ensuring we meet our customers' demands. We seek to expand our relationship with them through cross-selling initiatives available within our platform. During 2013, we implemented a customer relationship management tool across our entire sales platform, and we focused on our e-commerce platform through both capital investments and incremental headcount. We have been successful in our recruiting efforts focusing on attracting not only talented individuals with experience in our current business lines, but also individuals with experience in complementary industry channels. We expect these focus points, along with our expanded geographic presence from the acquisition of certain assets of National, will allow us to experience modest sales growth despite operating in challenging industries and an uncertain economy.

In addition, the uncoated freesheet paper market, which is the primary input for our envelope and certain other products, experienced supply reductions beginning in the fourth quarter of 2013, and into the first quarter of 2014. As a result, our suppliers announced price increases which became effective for us during our fourth quarter of 2013. We began to pass along these increases, as well as other ancillary raw material costs, which we have not been able to pass along to our envelope customers over the past two years, in the fourth quarter of 2013. Additionally, during the first quarter of 2014, our paper suppliers announced a second round of price increases. While we have had early success passing along price increases, we cannot be assured we will be successful in every effort. Moreover, any increase in price may have an adverse impact on the product volume levels our customers have ordered previously.

Integrating Certain Assets of National

We believe our acquisition of certain assets of National will provide much needed capacity reductions within the envelope industry. We developed and began implementing our plan to integrate those assets with our existing envelope operations in the third quarter of 2013. At this time, we expect this integration to take in excess of a year to complete due to the condition of National’s operating platform and asset base at the time of acquiring these assets out of bankruptcy. To date, we have completed the consolidation of our west coast operations, which included the consolidation of three envelope facilities into one facility. Additionally, we have announced the consolidation of six additional envelope facilities into three facilities.

Improving our Cost Structure

We continue to monitor our cost structure as marketplace conditions warrant, and expect to further reduce costs as necessary. In 2013 and through the first quarter of 2014, as a result of continued margin pressures from rising input costs and price pressures experienced within our envelope and print segments, we initiated plans to further reduce our cost structure. With the facility consolidations related to integrating National with our existing operations and select downsizing of certain commercial print assets, we believe our fixed costs will be reduced significantly as we exit 2014. We also continue to focus on strategic investments, capital expenditures and acquisitions in areas that we believe will strengthen our manufacturing platform and product offerings. We continue to review strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations.

Improving our Capital Structure

Since the beginning of 2011, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leverage loan and high yield debt market conditions. Since we began this initiative, we have substantially reduced our outstanding debt and weighted average interest rate, despite our continued reinvestments of cash into our businesses via four acquisitions, focused capital expenditures, and incurring over $57 million in transaction costs associated with the improvement of our capital structure. In December of 2013, primarily due to our acquisition of certain assets of National, we increased our borrowing capacity on our asset-based revolving credit facility, which we refer to as the ABL Facility, to $230 million from $200 million, supported by over $60 million of suppressed capacity underlying our ABL Facility. The accordion feature within our ABL Facility will, subject to the satisfaction of customary conditions, permit us to borrow up to an additional $20 million to further enhance our capital structure by using this lower interest rate vehicle to address our higher interest rate debt currently outstanding. In February of 2014, we amended the covenant requirements under our $360 million secured term loan facility, which we refer to as the Term Loan Facility, to eliminate the maximum consolidated leverage ratio and replace it with a maximum consolidated first lien leverage ratio, providing us additional financial flexibility in 2014. We believe the leverage loan and high yield debt markets remain robust. As such, we may pursue additional refinancing of our current outstanding debt to achieve any one of or a combination of: (i) reductions in future cash interest expense; (ii) extension of our existing maturities; or (iii) greater flexibility to address our subordinated debt instruments as they become callable in the future.

Discontinued Operations

In September 2013, we completed the sale of our custom envelope business, which we refer to as Custom Envelope, within our envelope segment. To date, we have received net proceeds of $45.8 million, of which $1.0 million was received in the first quarter of 2014. In addition to these proceeds, $1.2 million of additional purchase price consideration has been held in escrow and will be paid subject to certain financial adjustments. The operating results of this divestiture are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

During the second quarter of 2013, we decided to exit the San Francisco market and closed a manufacturing facility within our print segment. The operating results of this manufacturing facility are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

Collectively, we refer to these businesses as the Discontinued Operations.

Reportable Segments

We operate three complementary reportable segments: the envelope segment, the print segment and the label and packaging segment.

See below for a summary of net sales and operating income for our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our three month reporting periods consisted of 13 weeks and ended on March 29, 2014, and March 30, 2013.

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands, except per share amounts)
Net sales	$490,119	$418,614
Operating income (loss):
Envelope	$9,806	$9,010
Print	1,240	1,007
Label and Packaging	10,193	11,544
Corporate	(11,167)	(9,883)
Total operating income	10,072	11,678
Interest expense, net	27,910	29,575
Loss on early extinguishment of debt, net	18	127
Other (income) expense, net	(509)	296
Loss from continuing operations before income taxes	(17,347)	(18,320)
Income tax (benefit) expense	(560)	2,170
Loss from continuing operations	(16,787)	(20,490)
Income from discontinued operations, net of taxes	953	1,345
Net loss	$(15,834)	$(19,145)
(Loss) income per share – basic:
Continuing operations	$(0.25)	$(0.32)
Discontinued operations	0.01	0.02
Net loss	$(0.24)	$(0.30)

(Loss) income per share – diluted:
Continuing operations	$(0.25)	$(0.32)
Discontinued operations	0.01	0.02
Net loss	$(0.24)	$(0.30)

Net Sales

Net sales increased $71.5 million, or 17.1%, in the first quarter of 2014, as compared to the first quarter of 2013. Sales in our envelope segment increased $75.2 million and sales in our print segment increased $1.2 million, which was partially offset by decreased sales of $4.9 million in our label and packaging segment.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $1.6 million, or 13.8%, in the first quarter of 2014, as compared to the first quarter of 2013. This decrease was primarily due to a decrease in operating income from our label and packaging segment of $1.4 million and an increase in corporate expenses of $1.3 million, partially offset by increases in operating income from our envelope segment of $0.8 million and from our print segment of $0.2 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $1.7 million to $27.9 million in the first quarter of 2014, as compared to $29.6 million in the first quarter of 2013. The decrease was primarily due to: (i) principal repayments made on our Term Loan Facility, and our unsecured $50.0 million aggregate principal amount term loan due 2017, which we refer to as the Unsecured Term Loan, since the first quarter of 2013 using cash flow from operations and proceeds from the sale of Custom Envelope; and (ii) lower interest rates as a result of our debt refinancing in the second quarter of 2013. Interest expense in the first quarter of 2014 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.8%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.7% in the first quarter of 2013.

We expect interest expense for the remainder of 2014 will be lower than the same period in 2013, which primarily relates to the refinancing completed in the second quarter of 2013.

Loss on Early Extinguishment of Debt

In the first quarter of 2013, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $0.1 million, which related to unamortized debt issuance costs associated with the extinguishment of our 7.875% senior subordinated notes due 2013, which we refer to as the 7.875% Notes.

Income Taxes

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Income tax (benefit) expense from U.S. operations	$(690)	$2,044
Income tax expense from foreign operations	130	126
Income tax (benefit) expense	$(560)	$2,170
Effective income tax rate	3.2%	(11.8)%

Income Tax Expense

In the first quarter of 2014, we had an income tax benefit of $0.6 million, compared to an income tax expense of $2.2 million in the first quarter of 2013. The tax benefit for the first quarter of 2014 and the tax expense for the first quarter of 2013 primarily related to income taxes on our domestic operations. Our effective tax rate in the first quarter of 2014 was lower than the federal statutory rate, primarily due to recording a valuation allowance charge of $4.7 million during the quarter against deferred tax assets generated in the quarter, primarily from pre-tax operating losses. Our effective tax rate in the first quarter of 2013 was lower than the federal statutory rate primarily due to non-deductible expenses and state income taxes.

Valuation Allowance

We review the likelihood that we will realize the benefit of our deferred tax assets, and therefore the need for valuation allowances, on a quarterly basis, or more frequently if events indicate that a review is required. In determining the requirement for a valuation allowance, the historical and projected financial results of the legal entity or consolidated group recording the net deferred tax asset is considered, along with all other available positive and negative evidence. The factors considered in our determination of the probability of the realization of the deferred tax assets include, but are not limited to: recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, the duration of statutory carryforward periods and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we increased our valuation allowance related to those net deferred tax assets by $4.7 million to $108.0 million in the first three months of 2014. Deferred tax assets related to foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During the first three months of 2014, our valuation allowance related to these deferred tax assets was unchanged at $7.4 million.

    There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve on a sustained basis, or if certain tax planning strategies are implemented, our conclusions regarding the need for valuation allowances could change, resulting in the reversal of the valuation allowances in the future, which could have a significant impact on income tax expense or benefit in the period recognized and subsequent periods.

Income from Discontinued Operations, Net of Taxes
As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within our manufacturing platform, we decided to exit the San Francisco market and closed a manufacturing facility within the print segment in the second quarter of 2013. Additionally, in the third quarter of 2013, we completed the sale of Custom Envelope within the envelope segment. The results of operations and cash flows of these businesses are reflected within discontinued operations for all periods presented herein, including the related tax effects.
In the first quarter of 2014, income from Discontinued Operations was $1.0 million, which includes: (i) a gain recognized related to the sale of Custom Envelope of $0.8 million, net of tax expense of $0.5 million; and (ii) income from the operations of our Discontinued Operations of $0.2 million, net of tax expense of $0.1 million.
In the first quarter of 2013, income from Discontinued Operations was $1.3 million, which includes income from the operations of our Discontinued Operations of $1.3 million, net of tax expense of $0.9 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Segment net sales	$241,671	$166,453
Segment operating income	$9,806	$9,010
Operating income margin	4.1%	5.4%
Restructuring and other charges	$3,017	$1,140

Segment Net Sales

Segment net sales for our envelope segment increased $75.2 million, or 45.2%, in the first quarter of 2014, as compared to the first quarter of 2013, primarily due to: (i) sales generated from the integration of certain assets of National with our operations, including the impact of work transitioned from our existing operations to National, as National was not included in our results in the first quarter of 2013; and (ii) higher sales revenues due to product mix changes and our ability to pass along paper price increases to certain customers. We anticipate continued improvement of net sales throughout 2014 mainly due to the integration of National with our existing operations and the pass-through of announced paper price increases to our customer base.

Segment Operating Income

Segment operating income for our envelope segment increased $0.8 million, or 8.8%, in the first quarter of 2014, as compared to the first quarter of 2013. The increase was primarily due to higher gross margin of $6.9 million, primarily due to increased sales volumes from the integration of certain assets of National with our operations, including the impact of work transitioned from our existing operations to National, as National was not included in our results in the first quarter of 2013. The increase was partially offset by: (i) higher selling, general and administrative expenses of $4.2 million in the first quarter of 2014, primarily due to higher commission expense from increased sales, expenses related to the integration of certain assets of National with our operations, and incremental expenses of National, as National was not included in our results in the first quarter of 2013; (ii) higher restructuring and other charges of $1.9 million due to the closure and consolidation of two envelope plants related to the integration of National with our existing operations; and (iii) disruption and increased energy costs due to weather-related issues.

Print

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Segment net sales	$128,397	$127,245
Segment operating income	$1,240	$1,007
Operating income margin	1.0%	0.8%
Restructuring and other charges	$2,006	$981

Segment Net Sales

Segment net sales for our print segment increased $1.2 million, or 0.9%, in the first quarter of 2014, as compared to the first quarter of 2013, primarily due to increased sales volumes from new account wins and from changes in product mix, partially offset by sales declines due to the closure of one print facility in the first quarter of 2014 and one print facility during the fourth quarter of 2013.

Segment Operating Income

Segment operating income for our print segment increased $0.2 million, or 23.1%, in the first quarter of 2014, as compared to the first quarter of 2013. This increase was primarily due to higher gross margin of $2.0 million, primarily related to higher sales volumes and cost reduction actions. These increases were partially offset by: (i) higher restructuring and other charges of $1.0 million, primarily related to the closure of a print facility; and (ii) higher amortization expense on intangible assets of $0.8 million related to the accelerated retirement of certain trade names.

Label and Packaging

	For the Three Months Ended
	March 29, 2014	March 30, 2013
	(in thousands)
Segment net sales	$120,051	$124,916
Segment operating income	$10,193	$11,544
Operating income margin	8.5%	9.2%
Restructuring and other charges	$291	$275

Segment Net Sales

Segment net sales for our label and packaging segment decreased $4.9 million, or 3.9%, in the first quarter of 2014, as compared to the first quarter of 2013. Net sales from our label operations declined $6.7 million, primarily due to lower sales volumes from our specialty and custom products business, due to lower customer demand and weather-related issues. Net sales from our packaging operations increased $1.8 million, primarily due to increased sales volume from new account wins, partially offset by lower pricing due to product mix.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $1.4 million, or 11.7%, in the first quarter of 2014, as compared to the first quarter of 2013. The decrease was primarily due to higher selling, general and administrative expenses of $1.0 million in 2014, primarily due to our investments in e-commerce and information technology related to these businesses, and lower sales volumes in our label operations.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses increased $1.3 million in the first quarter of 2014, as compared to the first quarter of 2013, primarily due to costs related to the integration of National.

Restructuring and Other Charges

During the first three months of 2014, we implemented a cost savings initiative, which we refer to as the 2014 Plan, primarily focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. Additionally, during the first three months of 2014, we continued implementing a cost savings initiative, which we refer to as the 2013 Plan, primarily focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. We also continued implementing our plan to integrate certain assets of National, acquired in the third quarter of 2013, by consolidating two manufacturing facilities and a warehouse with our envelope platform.

During the first quarter of 2014, as a result of our restructuring and integration activities, we incurred $5.9 million of restructuring and other charges, which included $1.4 million of employee separation costs, $0.6 million of net non-cash charges on long-lived assets, equipment moving expenses of $0.6 million, lease termination expenses of $1.3 million, multi-employer pension withdrawal expenses of $0.7 million and building clean-up and other expenses of $1.3 million.

During the first quarter of 2013, as a result of our restructuring and integration activities, we incurred $4.2 million of restructuring and other charges, which included $3.2 million of employee separation costs, $0.1 million of net non-cash charges on long-lived assets, equipment moving expenses of $0.3 million, lease termination expenses of $0.1 million, multi-employer pension withdrawal expenses of $0.1 million and building clean-up and other expenses of $0.4 million.

As of March 29, 2014, our total restructuring liability was $25.9 million, of which $5.9 million is included in other current liabilities and $20.1 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $20.7 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

There were no goodwill or intangible asset impairments recorded in the three months ended March 29, 2014, and March 30, 2013.

Liquidity and Capital Resources

Net Cash (Used In) Provided By Operating Activities of Continuing Operations. Net cash used in operating activities of continuing operations was $3.4 million in the first three months of 2014, primarily due to: (i) a use of cash of $3.1 million from working capital; and (ii) pension and postretirement plan contributions of $3.3 million. The use of working capital primarily resulted from an increase of inventory to ensure minimal disruption as we integrate and consolidate our envelope platform, as well as the procurement of specific paper grades in advance of announced price increases. We also experienced a use of cash related to a vendor arrangement in connection with the acquisition of certain assets of National. This use of cash was partially offset by our net loss adjusted for non-cash items of $5.0 million.

Net cash provided by operating activities of continuing operations was $1.8 million in the first quarter of 2013, which was primarily due to our net loss adjusted for non-cash items of $2.1 million, and a source of cash of $3.1 million from working capital, primarily offset by pension and postretirement plan contributions, net of pension expense, of $2.6 million. The source of working capital primarily resulted from: (i) a source of cash from accounts receivables due to the timing of collections from and sales to our customers; and (ii) a source of cash from other working capital changes primarily due to the timing of interest payments on our outstanding debt. These sources of cash were offset in part by: (i) a use of cash from inventory; and (ii) a use of cash from accounts payable due to the timing of vendor payments.

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

Net Cash (Used In) Provided By Operating Activities of Discontinued Operations. Represents the net cash (used in)provided by operating activities of our Discontinued Operations.

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $10.8 million in the first three months of 2014, primarily resulting from: (i) capital expenditures of $9.0 million; and (ii) the purchase of an investment of $2.0 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $0.2 million.

Net cash used in investing activities of continuing operations was $11.0 million in the first quarter of 2013, primarily due to: (i) capital expenditures of $10.1 million; (ii) $5.1 million of cash consideration for the acquisition of Express Label; and (iii) the purchase of an investment of $1.7 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $5.9 million.

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
Net Cash Provided By (Used In) Investing Activities of Discontinued Operations. Represents the net cash provided by (used in) our Discontinued Operations related to investing activities. In the first three months of 2014, the cash provided by discontinued investing activities of $1.0 million is comprised of net cash proceeds received in 2014 related to the sale of Custom Envelope.
In the first three months of 2013, the cash used in discontinued investing activities of $0.2 million relates primarily to capital expenditures of our Discontinued Operations.

Net Cash Provided By Financing Activities of Continuing Operations. Net cash provided by financing activities of continuing operations was $15.1 million in the first three months of 2014, primarily due to net borrowings of $20.8 million under our ABL Facility, partially offset by: (i) various repayments on long-term debt totaling $3.1 million; and (ii) the payment of $2.3 million of financing-related costs and expenses.

Net cash provided by financing activities of continuing operations was $10.3 million in the first quarter of 2013, primarily due to: (i) proceeds from the issuance of our Unsecured Term Loan of $50.0 million; and (ii) borrowings under our $170 million revolving credit facility due 2014, which we refer to as the Revolving Credit Facility. These sources of cash were offset by: (i) the repayment of our 7.875% Notes of $67.8 million; (ii) the repayment of our Unsecured Term Loan of $7.0 million; (iii) the payment of $5.1 million of financing-related costs and expenses including an original issuance discount of $2.5 million on the issuance of our Unsecured Term Loan; (iv) repayment of our Term Loan B due 2016; and (v) repayment of other long-term debt.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of March 29, 2014, an increase of $17.0 million from December 28, 2013. This increase was primarily due to net borrowings of $20.8 million under our ABL Facility. As of March 29, 2014, approximately 60% of our debt outstanding was subject to fixed interest rates. As of April 29, 2014, we had approximately $37.0 million of borrowing availability under our ABL Facility. From time to time, we may refinance our debt obligations as business needs and market conditions warrant.

In February 2014, we entered into an amendment to adjust, among other things, our covenant requirements under our Term Loan Facility. This amendment eliminated the maximum consolidated leverage ratio and replaced it with a maximum consolidated first lien leverage ratio, providing us additional financial flexibility. In connection with this amendment, we capitalized $1.5 million related to original issuance discount.

In the first quarter of 2013, we extinguished all of our 7.875% Notes. In connection with the extinguishment, we recorded a loss on early extinguishment of debt of approximately $0.1 million, all of which relates to the write-off of unamortized debt issuance costs.

Letters of Credit

As of March 29, 2014, we had outstanding letters of credit of approximately $21.2 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	Term Loan Facility	8.875% Notes	11.5% Notes	Outlook	Last Update
Moody’s	Caa1	B2	Caa1	Caa3	Stable	November 2013
Standard & Poor’s	B-	B+	CCC+	CCC	Stable	February 2014
In November 2013, Moody's Investors Services, which we refer to as Moody's, lowered our Corporate Rating and the ratings on our Term Loan Facility, our 8.875% senior second lien notes due 2018, which we refer to as our 8.875% Notes and our 11.5% senior notes due 2017, which we refer to as the 11.5% Notes, one level. In February 2014, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, revised its ratings outlook to stable. The detail of all current ratings has been provided in the table above.

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

As of March 29, 2014, we were in compliance with all debt agreement covenants.
We expect that our internally generated cash flows and financing available under our ABL Facility will be sufficient to fund our working capital needs for the next twelve months; however, this cannot be assured.

Seasonality
Our envelope market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets during the fourth quarter of the year, primarily related to holiday purchases. Our office product envelope business historically has experienced seasonality during the late summer months in advance of back to school campaigns.
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

As of March 29, 2014, we had variable rate debt outstanding of $484.8 million. Our Term Loan Facility is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 1.25%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended March 29, 2014, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales and operating income of approximately $1.7 million and less than $0.1 million, respectively.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of March 29, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 29, 2014, in order to provide reasonable assurance that information required to be disclosed by the Company in its filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 29, 2014, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk factors" in our Annual Report on Form 10-K for the year ended December 28, 2013, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 4. Mine Safety Disclosures

Not applicable.

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

3.4	Bylaws as amended and restated effective March 31, 2014-incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K, filed April 4, 2014.

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

Item 6. Exhibits
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

Item 6. Exhibits
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on May 7, 2014.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)