Form 10-Q
period 2014-06-28
CENVEO, INC
filed 2014-08-06
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 6, 2014, the registrant had 67,645,510 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 28, 2014

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	June 28, 2014	December 28, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,328	$11,329
Accounts receivable, net	278,583	281,586
Inventories	160,502	161,565
Prepaid and other current assets	60,633	55,353
Assets of discontinued operations - current	77	132
Total current assets	509,123	509,965

Property, plant and equipment, net	292,806	304,907
Goodwill	186,579	186,436
Other intangible assets, net	161,954	168,749
Other assets, net	52,150	43,614
Assets of discontinued operations - long-term	—	33
Total assets	$1,202,612	$1,213,704
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$7,001	$9,174
Accounts payable	232,301	244,228
Accrued compensation and related liabilities	35,262	32,139
Other current liabilities	72,070	81,198
Liabilities of discontinued operations - current	147	2,013
Total current liabilities	346,781	368,752

Long-term debt	1,252,784	1,176,351
Other liabilities	151,695	165,581
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	666	663
Paid-in capital	365,284	364,177
Retained deficit	(875,991)	(821,520)
Accumulated other comprehensive loss	(38,607)	(40,300)
Total shareholders’ deficit	(548,648)	(496,980)
Total liabilities and shareholders’ deficit	$1,202,612	$1,213,704

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$479,410	$406,540	$969,529	$825,154
Cost of sales	399,436	337,135	814,593	689,037
Selling, general and administrative expenses	55,840	47,333	111,334	95,678
Amortization of intangible assets	3,449	2,506	6,898	5,013
Restructuring and other charges	7,338	2,724	13,285	6,906
Operating income	13,347	16,842	23,419	28,520
Interest expense, net	26,666	28,235	54,576	57,810
Loss on early extinguishment of debt, net	26,480	7,720	26,498	7,847
Other expense (income), net	212	(2,291)	(297)	(1,995)
Loss from continuing operations before income taxes	(40,011)	(16,822)	(57,358)	(35,142)
Income tax (benefit) expense	(710)	2,174	(1,270)	4,344
Loss from continuing operations	(39,301)	(18,996)	(56,088)	(39,486)
Income from discontinued operations, net of taxes	664	113	1,617	1,458
Net loss	(38,637)	(18,883)	(54,471)	(38,028)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	480	—	960	—
Currency translation adjustment	645	(2,329)	733	(3,108)
Comprehensive loss	$(37,512)	$(21,212)	$(52,778)	$(41,136)

(Loss) income per share – basic:
Continuing operations	$(0.59)	$(0.30)	$(0.84)	$(0.62)
Discontinued operations	0.01	—	0.02	0.02
Net loss	$(0.58)	$(0.30)	$(0.82)	$(0.60)

(Loss) income per share – diluted:
Continuing operations	$(0.59)	$(0.30)	$(0.84)	$(0.62)
Discontinued operations	0.01	—	0.02	0.02
Net loss	$(0.58)	$(0.30)	$(0.82)	$(0.60)

Weighted average shares outstanding:
Basic	66,496	63,922	66,416	63,881
Diluted	66,496	63,922	66,416	63,881

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(54,471)	$(38,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:

Gain on sale of discontinued operations, net of taxes	(1,559)	—
Income from discontinued operations, net of taxes	(58)	(1,458)
Depreciation and amortization, excluding non-cash interest expense	32,860	30,235
Non-cash interest expense, net	5,006	5,143
Deferred income taxes	(1,121)	4,332
Loss (gain) on sale of assets	4	(226)
Non-cash restructuring and other charges, net	4,821	783
Loss on early extinguishment of debt	26,498	7,847
Stock-based compensation provision	1,672	1,977
Gain on insurance claim	—	(2,670)
Other non-cash charges	2,346	2,472
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	2,483	12,116
Inventories	(530)	(15,161)
Accounts payable and accrued compensation and related liabilities	(8,369)	5,930
Other working capital changes	(22,252)	2,972
Other, net	(12,757)	(10,526)
Net cash (used in) provided by operating activities of continuing operations	(25,427)	5,738
Net cash (used in) provided by operating activities of discontinued operations	(1,687)	3,608
Net cash (used in) provided by operating activities	(27,114)	9,346
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(5,145)
Capital expenditures	(16,777)	(15,615)
Purchase of investment	(2,000)	(1,650)
Proceeds from insurance claim	—	3,036
Proceeds from sale of property, plant and equipment	320	7,561
Net cash used in investing activities of continuing operations	(18,457)	(11,813)
Net cash provided by (used in) investing activities of discontinued operations	2,196	(115)
Net cash used in investing activities	(16,261)	(11,928)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	540,000	—
Proceeds from issuance of 8.500% junior secured priority notes due 2022	250,000	—
Repayment of 7.875% senior subordinated notes	—	(67,848)
Repayment of Term Loan B due 2016	—	(389,105)
Payment of financing-related costs and expenses and debt issuance discounts	(35,017)	(13,884)
Repayments of other long-term debt	(2,967)	(2,413)
Purchase and retirement of common stock upon vesting of RSUs	(562)	(363)
Repayments under Revolving Credit Facility, net	—	(18,000)
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	(10,000)	(15,000)
Proceeds from issuance of Term Loan Facility due 2017	—	360,000
Repayment of Term Loan Facility due 2017	(329,100)	—
Repayment of 8.875% senior second lien notes due 2018	(400,000)	—
Borrowings under ABL Facility due 2017	287,900	266,700
Repayments under ABL Facility due 2017	(258,900)	(163,900)
Net cash provided by financing activities	41,354	6,187
Effect of exchange rate changes on cash and cash equivalents	20	161
Net (decrease) increase in cash and cash equivalents	(2,001)	3,766
Cash and cash equivalents at beginning of period	11,329	8,110
Cash and cash equivalents at end of period	$9,328	$11,876
See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of June 28, 2014, and the results of operations for the three and six months ended June 28, 2014, and June 29, 2013, and cash flows for the six months ended June 28, 2014 and June 29, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six months ended June 28, 2014, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 28, 2013 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three and six months ended June 28, 2014, and June 29, 2013, each consisted of 13 weeks and 26 weeks, respectively.

As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform, the Company completed the sale of its Custom Envelope Group ("Custom Envelope") during the third quarter of 2013. Additionally, during the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility. Collectively, the Company refers to these businesses as the "Discontinued Operations." As a result, the Company's historical condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive income (loss) ("statements of operations") and condensed consolidated statements of cash flows have been reclassified to reflect these Discontinued Operations separately from the Company's continuing operations for all periods presented.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

amendments in the ASU are effective in the first quarter of 2015. The Company is currently evaluating the impact of the pending adoption of ASU 2014-08 on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized.  The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB’s Accounting Standards Codification ("ASC") 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair values on the acquisition date with the excess of the purchase price over their estimated fair values recorded as goodwill. In the event the estimated fair values of the assets and liabilities acquired exceed the purchase price paid, a bargain purchase gain is recorded in the statements of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s statements of operations and were $1.1 million and $0.4 million for the three months ended June 28, 2014, and June 29, 2013, respectively, and $3.1 million and $0.8 million for the six months ended June 28, 2014, and June 29, 2013, respectively.

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
National's results of operations and cash flows are included in the Company’s statements of operations and cash flows from September 16, 2013. As a result of the Company's integration of certain assets of National into the Company's existing envelope operations, it is impracticable to disclose the amounts of revenues and operating income of National since the acquisition date.

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

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the three and six months ended June 29, 2013 herein has been prepared by adjusting the historical data as set forth in its statements of operations to give effect to the acquisition of certain assets of National as if it had been made as of January 1, 2012 (in thousands, except per share amounts).

	For the Three Months Ended	For the Six Months Ended
	June 29, 2013	June 29, 2013
Net sales
As reported	$406,540	$825,154
Pro forma	$487,988	$1,000,760
Loss from continuing operations
As reported	$(18,996)	$(39,486)
Pro forma	$(32,275)	$(63,417)
Loss per share from continuing operations - basic
As reported	$(0.30)	$(0.62)
Pro forma	$(0.49)	$(0.96)
Loss per share from continuing operations - diluted
As reported	$(0.30)	$(0.62)
Pro forma	$(0.49)	$(0.96)

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

3. Discontinued Operations

On September 28, 2013, the Company completed the sale of Custom Envelope. The Company received total net cash proceeds of approximately $47.0 million, of which $1.2 million was received in the second quarter of 2014. This resulted in the recognition of a total after-tax gain of $16.5 million, of which $14.9 million was recognized in the year ended 2013. The operating results of Custom Envelope are reported in discontinued operations in the Company's financial statements for all periods presented herein.

During the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility within its print segment. The operating results of this manufacturing facility are reported in discontinued operations in the Company's financial statements for all periods presented herein.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of June 28, 2014, and December 28, 2013 (in thousands):

	June 28, 2014	December 28, 2013
Accounts receivable, net	$—	$9
Prepaid and other current assets	77	123
Assets of discontinued operations - current	77	132
Property, plant and equipment, net	—	33
Assets of discontinued operations - long-term	—	33
Accrued compensation and related liabilities	90	627
Other current liabilities	57	1,386
Liabilities of discontinued operations - current	147	2,013
Net assets	$(70)	$(1,848)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales	$—	$12,716	$—	$26,444
(Loss) income from discontinued operations before income taxes	(82)	1,201	94	3,436
Income tax (benefit) expense on discontinued operations	(32)	1,088	36	1,978
Gain on sale of discontinued operations (1)	714	—	1,559	—
Income from discontinued operations, net of taxes	$664	$113	$1,617	$1,458
Income per share - basic	$0.01	$—	$0.02	$0.02
Income per share - diluted	$0.01	$—	$0.02	$0.02
 __________________________

(1)	The gain on the sale of discontinued operations is shown net of taxes of $0.5 million for the three months ended June 28, 2014, and $1.0 million for the six months ended June 28, 2014.

4. Inventories

Inventories by major category are as follows (in thousands):

	June 28, 2014	December 28, 2013
Raw materials	$59,056	$62,241
Work in process	16,428	21,698
Finished goods	85,018	77,626
	$160,502	$161,565

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	June 28, 2014	December 28, 2013
Land and land improvements	$14,507	$14,507
Buildings and building improvements	95,346	97,674
Machinery and equipment	633,785	635,638
Furniture and fixtures	11,531	11,049
Construction in progress	20,156	11,828
	775,325	770,696
Accumulated depreciation	(482,519)	(465,789)
	$292,806	$304,907

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sale Leaseback Transaction
During the first quarter of 2013, the Company sold one manufacturing facility related to its label and packaging segment, which had a net book value of $3.7 million for net proceeds of $6.3 million, and entered into a seven-year operating lease for the same facility. In connection with the sale, the Company recorded a deferred gain of $2.6 million, which will be amortized on a straight-line basis over the term of the lease as a reduction to rent expense in cost of sales in the Company's statements of operations.

Proceeds From Long-Lived Assets

During the first quarter of 2013, a press in the Company's label and packaging segment was destroyed by a fire. The Company's insurance policy provided coverage for business interruption and the replacement cost of the press. The insurance settlement was finalized during the second quarter of 2013 and the Company received cash proceeds of $4.4 million, resulting in a $2.7 million gain. The gain on the insurance settlement represents the difference between the replacement cost and carrying value of the press. The gain is recorded in other expense (income), net in the Company's statements of operations.

During the second quarter of 2013, the Company sold one manufacturing facility, which related to its envelope segment, for net proceeds of $1.7 million.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of June 28, 2014, by reportable segment are as follows (in thousands):

	Envelope	Print	Label and Packaging	Total
Balance as of December 28, 2013	$23,433	$45,576	$117,427	$186,436
Foreign currency translation	—	156	(13)	143
Balance as of June 28, 2014	$23,433	$45,732	$117,414	$186,579

Other intangible assets are as follows (in thousands):

		June 28, 2014				December 28, 2013
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	9	$144,964	$(27,234)	$(58,039)	$59,691	$144,898	$(27,234)	$(53,682)	$63,982
Trademarks and trade names	22	77,765	(55,367)	(9,051)	13,347	77,754	(55,367)	(6,734)	15,653
Leasehold interest	19	3,780	—	(152)	3,628	3,780	—	(55)	3,725
Patents	12	3,528	—	(3,140)	388	3,528	—	(3,039)	489
Non-compete agreements		140	—	(140)	—	140	—	(140)	—
Subtotal	11	230,177	(82,601)	(70,522)	77,054	230,100	(82,601)	(63,650)	83,849

Intangible assets with indefinite lives:
Trademarks		84,900	—	—	84,900	84,900	—	—	84,900
Total		$315,077	$(82,601)	$(70,522)	$161,954	$315,000	$(82,601)	$(63,650)	$168,749

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2014	$4,856
2015	9,710
2016	7,942
2017	7,267
2018	7,125
2019	6,887
Thereafter	33,267
Total	$77,054

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and six months ended June 28, 2014, and June 29, 2013.

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	June 28, 2014	December 28, 2013
ABL Facility, due 2017	$150,400	$121,400
8.500% junior priority secured notes due 2022 ($250.0 million and $0 outstanding principal amount as of June 28, 2014, and December 28, 2013, respectively)	247,246	—
6.000% senior priority secured notes due 2019 ($540.0 million and $0 outstanding principal amount as of June 28, 2014, and December 28, 2013, respectively)	534,057	—
8.875% senior second lien notes due 2018 ($0 and $400.0 million outstanding principal amount as of June 28, 2014, and December 28, 2013, respectively)	—	398,326
Term Loan Facility due 2017 ($0 and $329.1 million outstanding principal amount as of June 28, 2014, and December 28, 2013, respectively)	—	326,013
15% Unsecured Term Loan due 2017 ($0 and $10.0 million outstanding principal amount as of June 28, 2014, and December 28, 2013, respectively)	—	9,500
11.5% senior notes due 2017 ($225.0 million outstanding principal amount as of June 28, 2014, and December 28, 2013)	219,831	219,068
7% senior exchangeable notes due 2017	86,250	86,250
Other debt including capital leases	22,001	24,968
	1,259,785	1,185,525
Less current maturities	(7,001)	(9,174)
Long-term debt	$1,252,784	$1,176,351

The estimated fair value of the Company’s long-term debt was approximately $1.3 billion and $1.2 billion as of June 28, 2014, and December 28, 2013, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for each debt instrument.

As of June 28, 2014, the Company was in compliance with all covenants under its long-term debt.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.000% Senior Priority Secured Notes

On June 26, 2014, the Company's wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer") issued $540.0 million aggregate principal amount of 6.000% senior priority secured notes due 2019 (the "6.000% Notes"), which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 6.000% Notes were issued at par, pursuant to an indenture (the "6.000% Indenture") among the Subsidiary Issuer, Cenveo, Inc. and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. The Subsidiary Issuer will pay interest on the 6.000% Notes semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.000% Notes have no required principal payments prior to their maturity on August 1, 2019.  The 6.000% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its existing and future North American subsidiaries (other than the Subsidiary Issuer). As such, the 6.000% Notes rank pari passu with all of the Subsidiary Issuer's existing and future senior debt, and senior to any of the Subsidiary Issuer's subordinated debt and effectively junior to the Subsidiary Issuer's obligations under the ABL Facility. The Subsidiary Issuer may redeem the 6.000% Notes, in whole or in part, on or after February 1, 2019, at a redemption price of 100.0% plus accrued and unpaid interest. In addition, at any time between August 1, 2017, and February 1, 2019, the Subsidiary Issuer may redeem in whole or in part the remaining aggregate principal amount of the notes originally issued at a redemption price of 100% plus accrued and unpaid interest and a "make-whole" premium of not less than 1%. At any time prior to August 1, 2017, the Subsidiary Issuer may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 106.0% plus accrued and unpaid interest. Each holder of the 6.000% Notes has the right to require the Subsidiary Issuer to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 6.000% Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the Company's other subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 6.000% Indenture also contains certain customary affirmative covenants and events of default.

8.500% Junior Priority Secured Notes

Concurrently with the issuance of the 6.000% Notes on June 26, 2014, the Subsidiary Issuer issued $250.0 million aggregate principal amount of 8.500% junior priority secured notes due 2022 (the "8.500% Notes") which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 8.500% Notes were issued at par, pursuant to an indenture (the "8.500% Indenture") among the Subsidiary Issuer, Cenveo, Inc. and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. The Subsidiary Issuer will pay interest on the 8.500% Notes semi-annually, in cash in arrears, on March 15 and September 15 of each year, commencing September 15, 2014. The 8.500% Notes have no required principal payments prior to their maturity on September 15, 2022.  The 8.500% Notes are guaranteed on a junior secured basis by Cenveo, Inc. and substantially all of its existing and future North American subsidiaries (other than the Subsidiary Issuer). As such, the 8.500% Notes rank junior to any senior secured obligations of the Subsidiary Issuer, senior to any existing and future unsecured obligations of the Subsidiary Issuer, and senior to all existing and future obligations of the Subsidiary Issuer that are expressly subordinated to the 8.500% Notes. The Subsidiary Issuer may redeem the 8.500% Notes, in whole or in part, on or after September 15, 2017, September 15, 2018, September 15, 2019, or September 15, 2020, at redemption prices of 106.375%, 104.250%, 102.125% and 100.00%, respectively, plus accrued and unpaid interest. At any time prior to September 15, 2017, the Subsidiary Issuer may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 108.5% plus accrued and unpaid interest. Each holder of the 8.500% Notes has the right to require the Subsidiary Issuer to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 8.500% Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the Company's other subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 8.500% Indenture also contains certain customary affirmative covenants and events of default.

Net proceeds of the 6.000% Notes and 8.500% Notes were used to: (i) refinance the $360 million secured term loan facility (the "Term Loan Facility"), which at the time had a remaining principal balance of $327.3 million; (ii) refinance the 8.875% senior second lien notes due 2018 (the "8.875% Notes"), which at the time had a remaining principal balance of $400.0 million; and (iii) pay related fees, expenses and accrued interest. In connection with the issuance of the 6.000% Notes and the 8.500%

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Notes, the Company capitalized debt issuance costs of $14.7 million and $7.1 million, respectively, all of which will be amortized over the life of the 6.000% Notes and the 8.500% Notes.

A portion of the refinancing was accounted for as a modification of debt. As a result, the Company will continue to amortize a portion of the unamortized debt issuance costs on the 8.875% Notes and Term Loan Facility. The modification resulted in the recording of a discount of $5.9 million on the 6.000% Notes and $2.8 million on the 8.500% Notes, all of which is unamortized as of June 28, 2014.

Amendment to Term Loan Facility
In February 2014, the Company entered into an amendment to adjust, among other things, its covenant requirements under its Term Loan Facility. This amendment eliminated the maximum consolidated leverage ratio and replaced it with a maximum consolidated first lien leverage ratio, providing the Company additional financial flexibility. In connection with this amendment, the Company capitalized $1.5 million related to original issuance discount.

Extinguishments

In the second quarter of 2014, the Company extinguished its Term Loan Facility and its 8.875% Notes. In connection with this extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $9.0 million, of which $5.8 million related to the write-off of unamortized debt issuance costs, and $3.2 million related to the write-off of original issuance discount. Additionally, in connection with the issuance of the 6.000% Notes and 8.500% Notes in the second quarter of 2014, the Company expensed debt issuance costs of $16.5 million, of which $1.6 million related to fees paid to third parties. The Company also used cash on hand of $9.4 million to repay in full the remaining principal balance on the unsecured $50.0 million aggregate principal amount term loan due 2017 (the "Unsecured Term Loan"). In connection with the extinguishment of the Unsecured Term Loan, the Company recorded a loss on early extinguishment of debt of approximately $1.0 million, of which $0.6 million related to the write-off of unamortized debt issuance costs, and $0.4 million related to the write-off of original issuance discount.

During the six months ended June 29, 2013, the Company extinguished $15.0 million of its Unsecured Term Loan. In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $1.3 million, of which $0.7 million related to the write-off of unamortized debt issuance costs and $0.6 million related to the write-off of original issuance discount.

In the second quarter of 2013, and in connection with the refinancing of its term loan and revolving credit facilities, the Company recorded a loss on early extinguishment of debt of approximately $6.4 million, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount.

In the first quarter of 2013, the Company extinguished all of its 7.875% senior subordinated notes due 2013 ("7.875% Notes"). In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $0.1 million, all of which relates to the write-off of unamortized debt issuance costs.

Subsequent Event

During the third quarter of 2014, the Company exchanged $3.0 million of its 7% senior exchangeable notes due 2017 (the "7% Notes") for approximately one million shares of the Company's common stock. Subsequent to the exchange, the 7% Notes had an outstanding principal balance of $83.3 million.

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

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of June 28, 2014, and June 29, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of June 28, 2014, and December 28, 2013, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic (benefit) expense for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$—	$—	$1	$—
Interest cost	3,707	3,421	7,413	6,842
Expected return on plan assets	(5,206)	(4,618)	(10,412)	(9,236)
Net amortization and deferral	—	(2)	—	(4)
Recognized net actuarial loss	794	1,992	1,587	3,984
Net periodic (benefit) expense	$(705)	$793	$(1,411)	$1,586

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three month periods ended June 28, 2014, and June 29, 2013, and $0.4 million in each of the six month periods ended June 28, 2014, and June 29, 2013.

For the six months ended June 28, 2014, the Company made total contributions of $6.9 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $11.2 million to its pension, SERP and OPEB plans for the remainder of 2014.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.8 million and $1.0 million for the three months ended June 28, 2014, and June 29, 2013, respectively and $1.7 million and $2.0 million for the six months ended June 28, 2014, and June 29, 2013, respectively.

As of June 28, 2014, there was approximately $1.5 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 1.6 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the six months ended June 28, 2014, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2013	1,778,000	$5.23	2.4	$259
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(75,000)	5.57
Outstanding at June 28, 2014	1,703,000	$5.21	2.0	$300
Exercisable at June 28, 2014	1,476,500	$5.46	1.7	$75

RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the six months ended June 28, 2014, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2013	980,750	$3.91
Granted	88,236	3.06
Vested	(529,250)	4.44
Forfeited	(625)	5.62
Non-vested at June 28, 2014	539,111	$3.24

On May 1, 2014, 88,236 RSUs were issued to certain members of the Company's Board of Directors. The RSUs vest one year from the date of issuance. The fair value of these awards was determined based on the Company's stock price on the date of issuance.
The total fair value of RSUs which vested during the three and six months ended June 28, 2014, was $1.1 million and $1.7 million, respectively.

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
Acquisition Integration Plans
Upon the completion of the acquisition of certain assets of National, the Company developed and began implementing the National Plan. Since the date of acquisition, activities related to the National Plan included the closure and consolidation of three envelope facilities into one facility. Additionally, the Company is in the midst of consolidating six additional envelope facilities into three facilities. The Company expects the National Plan to be completed during 2014.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2014 Activity

Restructuring and other charges for the three months ended June 28, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$81	$—	$—	$—	$—	$—	$81
2012 Plan	—	—	—	—	—	1	1
Residual Plans	—	—	—	—	34	38	72
Acquisition Integration Plans	1,632	1,613	982	214	—	1,023	5,464
Total Envelope	1,713	1,613	982	214	34	1,062	5,618
Print
2014 Plan	145	—	—	—	—	101	246
2013 Plan	(89)	(19)	—	74	—	102	68
2012 Plan	—	—	—	5	3	—	8
Residual Plans	—	—	(1)	136	119	22	276
Total Print	56	(19)	(1)	215	122	225	598
Label and Packaging
2014 Plan	321	—	—	—	—	—	321
2013 Plan	1	—	—	—	—	—	1
Residual Plans	—	—	—	14	—	—	14
Total Label and Packaging	322	—	—	14	—	—	336
Corporate
2014 Plan	769	—	—	—	—	17	786
Total Corporate	769	—	—	—	—	17	786
Total Restructuring and Other Charges	$2,860	$1,594	$981	$443	$156	$1,304	$7,338

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the six months ended June 28, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$81	$—	$—	$—	$—	$—	$81
2013 Plan	(1)	—	—	—	—	—	(1)
2012 Plan	—	—	—	(198)	—	1	(197)
Residual Plans	—	—	—	—	66	54	120
Acquisition Integration Plans	1,725	2,214	1,618	1,604	—	1,471	8,632
Total Envelope	1,805	2,214	1,618	1,406	66	1,526	8,635
Print
2014 Plan	152	—	—	—	—	101	253
2013 Plan	299	(41)	—	207	—	394	859
2012 Plan	—	—	—	9	732	—	741
Residual Plans	—	—	—	76	106	569	751
Total Print	451	(41)	—	292	838	1,064	2,604
Label and Packaging
2014 Plan	572	—	—	—	—	—	572
2013 Plan	27	—	—	—	—	—	27
Residual Plans	—	—	—	28	—	—	28
Total Label and Packaging	599	—	—	28	—	—	627
Corporate
2014 Plan	1,373	—	—	—	—	46	1,419
Total Corporate	1,373	—	—	—	—	46	1,419
Total Restructuring and Other Charges	$4,228	$2,173	$1,618	$1,726	$904	$2,636	$13,285

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013 Activity

Restructuring and other charges for the three months ended June 29, 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2013 Plan	$37	$—	$—	$—	$—	$20	$57
2012 Plan	(8)	118	139	156	—	429	834
Residual Plans	—	—	—	—	26	6	32
Acquisition Integration Plans	(57)	(130)	506	29	—	264	612
Total Envelope	(28)	(12)	645	185	26	719	1,535
Print
2013 Plan	434	—	—	90	—	14	538
2012 Plan	(1)	—	—	2	—	52	53
Residual Plans	—	—	—	369	97	105	571
Total Print	433	—	—	461	97	171	1,162
Label and Packaging
2013 Plan	104	—	—	—	—	8	112
Residual Plans	—	—	—	(185)	—	—	(185)
Total Label and Packaging	104	—	—	(185)	—	8	(73)
Corporate
2013 Plan	66	—	—	—	—	—	66
Residual Plans	—	—	—	—	—	34	34
Total Corporate	66	—	—	—	—	34	100
Total Restructuring and Other Charges	$575	$(12)	$645	$461	$123	$932	$2,724

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the six months ended June 29, 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2013 Plan	$79	$—	$10	$—	$—	$20	$109
2012 Plan	(18)	118	183	204	—	637	1,124
Residual Plans	—	—	—	—	49	11	60
Acquisition Integration Plans	461	(130)	709	3	—	339	1,382
Total Envelope	522	(12)	902	207	49	1,007	2,675
Print
2013 Plan	1,140	—	—	90	—	14	1,244
2012 Plan	(74)	147	39	4	—	56	172
Residual Plans	—	—	10	421	153	143	727
Total Print	1,066	147	49	515	153	213	2,143
Label and Packaging
2013 Plan	355	—	—	—	—	12	367
Residual Plans	(4)	—	—	(161)	—	—	(165)
Total Label and Packaging	351	—	—	(161)	—	12	202
Corporate
2013 Plan	1,791	—	—	—	—	21	1,812
Residual Plans	23	—	—	—	—	51	74
Total Corporate	1,814	—	—	—	—	72	1,886
Total Restructuring and Other Charges	$3,753	$135	$951	$561	$202	$1,304	$6,906

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2014 Plan
Balance as of December 28, 2013	$—	$—	$—	$—	$—
Accruals, net	2,178	—	—	147	2,325
Payments	(2,005)	—	—	(147)	(2,152)
Balance as of June 28, 2014	$173	$—	$—	$—	$173
2013 Plan
Balance as of December 28, 2013	$837	$56	$—	$—	$893
Accruals, net	325	207	—	394	926
Payments	(929)	(125)	—	(394)	(1,448)
Balance as of June 28, 2014	$233	$138	$—	$—	$371

2012 Plan
Balance as of December 28, 2013	$—	$327	$5,400	$—	$5,727
Accruals, net	—	(189)	732	1	544
Payments	—	(62)	(160)	(1)	(223)
Balance as of June 28, 2014	$—	$76	$5,972	$—	$6,048

Residual Plans
Balance as of December 28, 2013	$—	$1,017	$15,155	$—	$16,172
Accruals, net	—	104	172	623	899
Payments	—	(149)	(1,256)	(623)	(2,028)
Balance as of June 28, 2014	$—	$972	$14,071	$—	$15,043

Acquisition Integration Plans
Balance as of December 28, 2013	$155	$2,503	$—	$—	$2,658
Accruals, net	1,725	1,604	—	3,089	6,418
Payments	(1,227)	(986)	—	(3,089)	(5,302)
Balance as of June 28, 2014	$653	$3,121	$—	$—	$3,774

Total Restructuring Liability	$1,059	$4,307	$20,043	$—	$25,409

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of AOCI, net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 28, 2013	$(1,584)	$(38,716)	$(40,300)
Other comprehensive income before reclassifications	733	—	733
Amounts reclassified from AOCI	—	960	960
Other comprehensive income	733	960	1,693
Balance as of June 28, 2014	$(851)	$(37,756)	$(38,607)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Changes in pension and other employee benefit accounts:
Net actuarial losses (1)	$794	$—	$1,587	$—	Selling, general and administrative expenses
	794	—	1,587	—	Total before tax
Taxes	(314)	—	(627)	—	Income tax (benefit) expense
Total reclassifications for the period	$480	$—	$960	$—	Net of tax
 __________________________

(1)	In the first quarter of 2014, the Company began to reclassify the amortization of net actuarial losses from AOCI on a quarterly basis. Previously, these amounts were reclassified on an annual basis.

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

For the six months ended June 28, 2014, and June 29, 2013, the effect of approximately 21.0 million and 24.7 million shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of the Equity Awards, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the periods ended (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(39,301)	$(18,996)	$(56,088)	$(39,486)
Income from discontinued operations, net of taxes	664	113	1,617	1,458
Net loss	$(38,637)	$(18,883)	$(54,471)	$(38,028)
Denominator for weighted average common shares outstanding:
Basic shares	66,496	63,922	66,416	63,881
Dilutive effect of 7% notes	—	—	—	—
Dilutive effect of Equity Awards	—	—	—	—
Diluted shares	66,496	63,922	66,416	63,881

(Loss) income per share – basic:
Continuing operations	$(0.59)	$(0.30)	$(0.84)	$(0.62)
Discontinued operations	0.01	—	0.02	0.02
Net loss	$(0.58)	$(0.30)	$(0.82)	$(0.60)

(Loss) income per share – diluted:
Continuing operations	$(0.59)	$(0.30)	$(0.84)	$(0.62)
Discontinued operations	0.01	—	0.02	0.02
Net loss	$(0.58)	$(0.30)	$(0.82)	$(0.60)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present certain segment information (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales:
Envelope	$229,593	$161,304	$471,264	$327,757
Print	124,986	121,554	253,383	248,799
Label and Packaging	124,831	123,682	244,882	248,598
Total	$479,410	$406,540	$969,529	$825,154
Operating income (loss):
Envelope	$9,332	$10,125	$19,138	$19,135
Print	4,741	2,018	5,981	3,025
Label and Packaging	11,048	12,908	21,241	24,452
Corporate	(11,774)	(8,209)	(22,941)	(18,092)
Total	$13,347	$16,842	$23,419	$28,520
Restructuring and other charges:
Envelope	$5,618	$1,535	$8,635	$2,675
Print	598	1,162	2,604	2,143
Label and Packaging	336	(73)	627	202
Corporate	786	100	1,419	1,886
Total	$7,338	$2,724	$13,285	$6,906
Depreciation and intangible asset amortization:
Envelope	$5,134	$3,376	$10,288	$7,250
Print	6,052	5,283	11,752	11,148
Label and Packaging	4,413	4,515	8,290	9,101
Corporate	1,200	1,423	2,530	2,736
Total	$16,799	$14,597	$32,860	$30,235
Net sales by product line:
Envelope	$229,593	$161,304	$471,264	$327,757
Print	124,986	121,554	253,383	248,799
Label	82,475	82,133	161,161	167,517
Packaging	42,356	41,549	83,721	81,081
Total	$479,410	$406,540	$969,529	$825,154
Intercompany sales:
Envelope	$1,227	$1,054	$2,759	$1,989
Print	6,525	1,865	7,712	2,688
Label and Packaging	1,946	2,094	4,123	3,693
Total	$9,698	$5,013	$14,594	$8,370

	June 28, 2014	December 28, 2013
Total assets:
Envelope	$459,960	$472,334
Print	299,291	320,720
Label and Packaging	373,994	356,183
Corporate	69,367	64,467
Total	$1,202,612	$1,213,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, the 7% Notes, and the 11.5% senior notes due 2017 (the "11.5% Notes," and collectively with the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, and the 7% Notes, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly owned North American subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of June 28, 2014, and December 28, 2013, and for the three and six months ended June 28, 2014, and June 29, 2013.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET June 28, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,352	$236	$1,740	$—	$9,328
Accounts receivable, net	—	122,733	154,750	1,100	—	278,583
Inventories	—	84,844	74,669	989	—	160,502
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	52,278	5,867	2,488	—	60,633
Assets of discontinued operations - current	—	—	77	—	—	77
Total current assets	—	304,145	238,844	6,317	(40,183)	509,123

Investment in subsidiaries	(548,648)	1,903,678	3,378	7,829	(1,366,237)	—
Property, plant and equipment, net	—	127,246	164,916	644	—	292,806
Goodwill	—	25,540	155,548	5,491	—	186,579
Other intangible assets, net	—	9,627	151,288	1,039	—	161,954
Other assets, net	—	46,183	5,456	511	—	52,150
Total assets	$(548,648)	$2,416,419	$719,430	$21,831	$(1,406,420)	$1,202,612

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$4,001	$—	$—	$7,001
Accounts payable	—	131,371	100,349	581	—	232,301
Accrued compensation and related liabilities	—	26,785	7,953	524	—	35,262
Other current liabilities	—	53,095	18,345	630	—	72,070
Liabilities of discontinued operations - current	—	—	147	—	—	147
Intercompany payable (receivable)	—	1,382,926	(1,390,735)	7,809	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,597,177	(1,223,002)	12,789	(40,183)	346,781

Long-term debt	—	1,252,784	—	—	—	1,252,784
Other liabilities	—	115,106	38,754	(2,165)	—	151,695
Shareholders’ (deficit) equity	(548,648)	(548,648)	1,903,678	11,207	(1,366,237)	(548,648)
Total liabilities and shareholders’ (deficit) equity	$(548,648)	$2,416,419	$719,430	$21,831	$(1,406,420)	$1,202,612

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended June 28, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$227,225	$249,377	$2,808	$—	$479,410
Cost of sales	—	194,081	203,786	1,569	—	399,436
Selling, general and administrative expenses	—	33,898	21,601	341	—	55,840
Amortization of intangible assets	—	185	3,131	133	—	3,449
Restructuring and other charges	—	6,517	821	—	—	7,338
Operating (loss) income	—	(7,456)	20,038	765	—	13,347
Interest expense, net	—	26,519	147	—	—	26,666
Intercompany interest (income) expense	—	(216)	216	—	—	—
Loss on early extinguishment of debt, net	—	26,480	—	—	—	26,480
Other expense (income), net	—	409	(219)	22	—	212
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(60,648)	19,894	743	—	(40,011)
Income tax (benefit) expense	—	(597)	(252)	139	—	(710)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(60,051)	20,146	604	—	(39,301)
Equity in (loss) income of subsidiaries	(38,637)	21,306	604	—	16,727	—
(Loss) income from continuing operations	(38,637)	(38,745)	20,750	604	16,727	(39,301)
Income from discontinued operations, net of taxes	—	108	556	—	—	664
Net (loss) income	(38,637)	(38,637)	21,306	604	16,727	(38,637)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,125	645	(37)	—	(1,733)	—
Changes in pension and other employee benefit accounts, net of taxes	—	480	—	—	—	480
Currency translation adjustment	—	—	682	(37)	—	645
Comprehensive (loss) income	$(37,512)	$(37,512)	$21,951	$567	$14,994	$(37,512)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the six months ended June 28, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$468,692	$494,554	$6,283	$—	$969,529
Cost of sales	—	404,806	405,330	4,457	—	814,593
Selling, general and administrative expenses	—	67,506	43,151	677	—	111,334
Amortization of intangible assets	—	370	6,262	266	—	6,898
Restructuring and other charges	—	10,448	2,837	—	—	13,285
Operating (loss) income	—	(14,438)	36,974	883	—	23,419
Interest expense, net	—	54,342	234	—	—	54,576
Intercompany interest (income) expense	—	(486)	486	—	—	—
Loss on early extinguishment of debt, net	—	26,498	—	—	—	26,498
Other expense (income), net	—	226	(544)	21	—	(297)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(95,018)	36,798	862	—	(57,358)
Income tax (benefit) expense	—	(988)	(489)	207	—	(1,270)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(94,030)	37,287	655	—	(56,088)
Equity in (loss) income of subsidiaries	(54,471)	39,378	655	—	14,438	—
(Loss) income from continuing operations	(54,471)	(54,652)	37,942	655	14,438	(56,088)
Income from discontinued operations, net of taxes	—	181	1,436	—	—	1,617
Net (loss) income	(54,471)	(54,471)	39,378	655	14,438	(54,471)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,693	733	582	—	(3,008)	—
Changes in pension and other employee benefit accounts, net of taxes	—	960	—	—	—	960
Currency translation adjustment	—	—	151	582	—	733
Comprehensive (loss) income	$(52,778)	$(52,778)	$40,111	$1,237	$11,430	$(52,778)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended June 28, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,672	$(79,382)	$54,411	$(2,128)	$—	$(25,427)
Net cash used in operating activities of discontinued operations	—	(730)	(957)	—	—	(1,687)
Net cash provided by (used in) operating activities	1,672	(80,112)	53,454	(2,128)	—	(27,114)
Cash flows from investing activities:
Capital expenditures	—	(8,424)	(8,306)	(47)	—	(16,777)
Purchase of investment	—	(2,000)	—	—	—	(2,000)
Proceeds from sale of property, plant and equipment	—	166	154	—	—	320
Net cash used in investing activities of continuing operations	—	(10,258)	(8,152)	(47)	—	(18,457)
Net cash provided by investing activities of discontinued operations	—	1,033	1,163	—	—	2,196
Net cash used in investing activities	—	(9,225)	(6,989)	(47)	—	(16,261)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000	—	—	—	540,000
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000	—	—	—	250,000
Payment of financing-related costs and expenses and debt issuance discounts	—	(35,017)	—	—	—	(35,017)
Repayments of other long-term debt	—	(1,500)	(1,467)	—	—	(2,967)
Purchase and retirement of common stock upon vesting of RSUs	(562)	—	—	—	—	(562)
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)	—	—	—	(10,000)
Repayment of Term Loan Facility due 2017	—	(329,100)	—	—	—	(329,100)
Repayment of 8.875% senior second lien notes due 2018	—	(400,000)	—	—	—	(400,000)
Borrowings under ABL Facility due 2017	—	287,900	—	—	—	287,900
Repayments under ABL Facility due 2017	—	(258,900)	—	—	—	(258,900)
Intercompany advances	(1,110)	43,802	(44,766)	2,074	—	—
Net cash (used in) provided by financing activities	(1,672)	87,185	(46,233)	2,074	—	41,354
Effect of exchange rate changes on cash and cash equivalents	—	—	4	16	—	20
Net (decrease) increase in cash and cash equivalents	—	(2,152)	236	(85)	—	(2,001)
Cash and cash equivalents at beginning of period	—	9,504	—	1,825	—	11,329
Cash and cash equivalents at end of period	$—	$7,352	$236	$1,740	$—	$9,328

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,504	$—	$1,825	$—	$11,329
Accounts receivable, net	—	128,214	152,091	1,281	—	281,586
Inventories	—	89,830	71,722	13	—	161,565
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	46,050	6,813	2,490	—	55,353
Assets of discontinued operations - current	—	—	132	—	—	132
Total current assets	—	310,536	230,758	5,609	(36,938)	509,965

Investment in subsidiaries	(496,980)	1,865,003	5,385	6,725	(1,380,133)	—
Property, plant and equipment, net	—	134,326	169,770	811	—	304,907
Goodwill	—	25,540	155,561	5,335	—	186,436
Other intangible assets, net	—	9,930	157,621	1,198	—	168,749
Other assets, net	—	37,952	5,175	487	—	43,614
Assets of discontinued operations - long-term	—	—	33	—	—	33
Total assets	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,600	$2,574	$—	$—	$9,174
Accounts payable	—	148,678	94,889	661	—	244,228
Accrued compensation and related liabilities	—	20,684	10,969	486	—	32,139
Other current liabilities	—	60,845	19,674	679	—	81,198
Liabilities of discontinued operations - current	—	1,372	641	—	—	2,013
Intercompany payable (receivable)	—	1,341,397	(1,349,273)	7,876	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,579,576	(1,183,588)	9,702	(36,938)	368,752

Long-term debt	—	1,173,457	2,894	—	—	1,176,351
Other liabilities	—	127,234	39,994	(1,647)	—	165,581
Shareholders’ (deficit) equity	(496,980)	(496,980)	1,865,003	12,110	(1,380,133)	(496,980)
Total liabilities and shareholders’ (deficit) equity	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended June 29, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$160,726	$242,563	$3,251	$—	$406,540
Cost of sales	—	137,030	196,847	3,258	—	337,135
Selling, general and administrative expenses	—	26,661	20,471	201	—	47,333
Amortization of intangible assets	—	136	2,237	133	—	2,506
Restructuring and other charges	—	2,015	700	9	—	2,724
Operating (loss) income	—	(5,116)	22,308	(350)	—	16,842
Interest expense, net	—	28,134	105	(4)	—	28,235
Intercompany interest (income) expense	—	(304)	304	—	—	—
Loss on early extinguishment of debt, net	—	7,720	—	—	—	7,720
Other expense (income), net	—	509	(2,604)	(196)	—	(2,291)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(41,175)	24,503	(150)	—	(16,822)
Income tax expense (benefit)	—	1,063	1,149	(38)	—	2,174
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(42,238)	23,354	(112)	—	(18,996)
Equity in (loss) income of subsidiaries	(18,883)	22,123	(112)	—	(3,128)	—
(Loss) income from continuing operations	(18,883)	(20,115)	23,242	(112)	(3,128)	(18,996)
Income (loss) from discontinued operations, net of taxes	—	1,232	(1,119)	—	—	113
Net (loss) income	(18,883)	(18,883)	22,123	(112)	(3,128)	(18,883)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(2,329)	(2,329)	(2,033)	—	6,691	—
Currency translation adjustment	—	—	(296)	(2,033)	—	(2,329)
Comprehensive (loss) income	$(21,212)	$(21,212)	$19,794	$(2,145)	$3,563	$(21,212)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the six months ended June 29, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$328,430	$489,912	$6,812	$—	$825,154
Cost of sales	—	281,183	401,544	6,310	—	689,037
Selling, general and administrative expenses	—	53,642	41,614	422	—	95,678
Amortization of intangible assets	—	273	4,475	265	—	5,013
Restructuring and other charges	—	4,849	2,044	13	—	6,906
Operating (loss) income	—	(11,517)	40,235	(198)	—	28,520
Interest expense, net	—	57,598	219	(7)	—	57,810
Intercompany interest (income) expense	—	(654)	654	—	—	—
Loss on early extinguishment of debt, net	—	7,847	—	—	—	7,847
Other expense (income), net	—	878	(2,699)	(174)	—	(1,995)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(77,186)	42,061	(17)	—	(35,142)
Income tax expense	—	2,711	1,608	25	—	4,344
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(79,897)	40,453	(42)	—	(39,486)
Equity in (loss) income of subsidiaries	(38,028)	39,290	(42)	—	(1,220)	—
(Loss) income from continuing operations	(38,028)	(40,607)	40,411	(42)	(1,220)	(39,486)
Income (loss) from discontinued operations, net of taxes	—	2,579	(1,121)	—	—	1,458
Net (loss) income	(38,028)	(38,028)	39,290	(42)	(1,220)	(38,028)
Other comprehensive (loss) income :
Other comprehensive (loss) income of subsidiaries	(3,108)	(3,108)	(1,919)	—	8,135	—
Currency translation adjustment	—	—	(1,189)	(1,919)	—	(3,108)
Comprehensive (loss) income	$(41,136)	$(41,136)	$36,182	$(1,961)	$6,915	$(41,136)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended June 29, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,977	$(56,895)	$61,867	$(1,211)	$—	$5,738
Net cash provided by operating activities of discontinued operations	—	2,486	1,122	—	—	3,608
Net cash provided by (used in) operating activities	1,977	(54,409)	62,989	(1,211)	—	9,346
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(5,145)	—	—	—	(5,145)
Capital expenditures	—	(8,900)	(6,654)	(61)	—	(15,615)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from insurance claim	—	—	3,036	—	—	3,036
Proceeds from sale of property, plant and equipment	—	222	7,339	—	—	7,561
Net cash (used in) provided by investing activities of continuing operations	—	(15,473)	3,721	(61)	—	(11,813)
Net cash used in investing activities of discontinued operations	—	(115)	—	—	—	(115)
Net cash (used in) provided by investing activities	—	(15,588)	3,721	(61)	—	(11,928)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Repayment of Term Loan B due 2016	—	(389,105)	—	—	—	(389,105)
Payment of financing-related costs and expenses and debt issuance discounts	—	(13,884)	—	—	—	(13,884)
Repayments of other long-term debt	—	—	(2,413)	—	—	(2,413)
Purchase and retirement of common stock upon vesting of RSUs	(363)	—	—	—	—	(363)
Repayments under Revolving Credit Facility, net	—	(18,000)	—	—	—	(18,000)
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	—	(15,000)	—	—	—	(15,000)
Proceeds from issuance of Term Loan Facility due 2017	—	360,000	—	—	—	360,000
Borrowings under ABL Facility due 2017	—	266,700	—	—	—	266,700
Repayments under ABL Facility due 2017	—	(163,900)	—	—	—	(163,900)
Intercompany advances	(1,614)	65,307	(64,526)	833	—	—
Net cash (used in) provided by financing activities	(1,977)	74,270	(66,939)	833	—	6,187
Effect of exchange rate changes on cash and cash equivalents	—	—	7	154	—	161
Net increase (decrease) in cash and cash equivalents	—	4,273	(222)	(285)	—	3,766
Cash and cash equivalents at beginning of period	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of period	$—	$10,036	$64	$1,776	$—	$11,876

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which we refer to as our 2013 Form 10-K. Item 7 of our 2013 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of June 28, 2014.

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

Envelope. We are the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our envelope segment represented approximately 47.9% and 48.6% of our net sales for the three and six months ended June 28, 2014, respectively.

Our envelope segment offers direct mail products used for customer solicitations and transactional envelopes used for billing and remittance by end users including financial institutions, insurance companies and telecommunications companies. We also produce a broad line of specialty and stock envelopes which are sold through wholesalers, and to the office product market through distributors.

Print. We are one of the leading commercial printers in North America. Our print segment represented approximately 26.1% of our net sales for both the three and six months ended June 28, 2014.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. On December 31, 2012, we added to our label business with the acquisition of Express Label Company, which we refer to as Express Label. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 26.0% and 25.3% of our net sales for the three and six months ended June 28, 2014, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and six months ended June 28, 2014, and June 29, 2013, followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three and six months ended June 28, 2014, include the operating results of National. Our results for the three and six months ended June 29, 2013, do not include the operating results of National.
2014 Overview
The print-related industries are highly fragmented and extremely competitive due to over-capacity and pricing pressures. We believe these factors, combined with a slow general economic recovery, will continue to impact our results of operations in 2014.

Our current management focus is on the following areas:

Improving Sales Performance

Our sales focus has been, and will continue to be, on our customers’ experience across each of our businesses, ensuring we meet our customers’ demands. We seek to expand our relationship with them through cross-selling initiatives available within our platform. During 2013, we implemented a customer relationship management tool across our entire sales platform, and we focused on our e-commerce platform through both capital investments and incremental headcount. We have been successful in our recruiting efforts focusing on attracting not only talented individuals with experience in our current business lines, but also individuals with experience in complementary industry channels. We expect these focus points, along with our expanded geographic presence from the acquisition of certain assets of National, will allow us to experience modest sales growth despite operating in challenging industries and an uncertain economy.

In addition, the uncoated free sheet paper market, which is the primary input for our envelope segment and certain other products, experienced supply reductions beginning in the fourth quarter of 2013, and into the first quarter of 2014. As a result, our suppliers announced price increases which became effective for us during our fourth quarter of 2013. We began to pass along these increases, as well as other ancillary raw material costs, which we were unable to pass through to our envelope customers over the past two years, in the fourth quarter of 2013. Additionally, during the first quarter of 2014, our paper suppliers announced a second round of price increases, which are not yet effective. We have had early success passing along price increases, resulting in an increase in our average selling price in the second quarter of 2014 versus the second quarter of 2013, which has more than offset the average year-over-year increase in uncoated free sheet paper prices. However, we cannot be assured we will be successful in every effort, and any increase in price may have an adverse impact on future product orders from our customers.

Integrating Certain Assets of National

We believe our acquisition of certain assets of National will provide much needed capacity reductions within the envelope industry. We developed and began implementing our plan to integrate those assets with our existing envelope operations in the third quarter of 2013. At this time, we expect this integration to take in excess of a year to complete due to the condition of National’s operating platform and asset base at the time of acquiring these assets out of bankruptcy. To date, we have completed the consolidation of our west coast operations, which included the consolidation of three envelope facilities into one facility. Additionally, we are in the midst of consolidating six additional envelope facilities into three facilities, and we now expect to be complete with these consolidations during 2014, instead of 2015 as originally planned. As a result of this accelerated consolidation, we have experienced inefficiencies in our operations that we originally anticipated occurring over a longer duration in our initial integration plan. Our second quarter 2014 results include the impact of this accelerated timeline, and we expect this to continue through the remainder of 2014. We believe this accelerated integration timeline will better position us for 2015.

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

Improving our Capital Structure

Since the beginning of 2011, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leveraged loan and high yield debt market conditions. Since we began this initiative, we have reduced our outstanding debt and weighted average interest rate, despite our continued reinvestments of cash into our businesses via four acquisitions, focused capital expenditures, and incurring over $90 million in transaction costs associated with the improvement of our capital structure. In December of 2013, primarily due to our acquisition of certain assets of National, we increased our borrowing capacity on our asset-based revolving credit facility, which we refer to as the ABL Facility, to $230 million from $200 million, supported by over $60 million of suppressed capacity underlying our ABL Facility. The accordion feature within our ABL Facility will, subject to the satisfaction of customary conditions, permit us to borrow up to an additional $20 million to further enhance our capital structure by using this lower interest rate vehicle to address our higher interest rate debt currently outstanding.

On June 26, 2014, we issued $540.0 million aggregate principal amount of 6.000% senior priority secured notes due 2019, which we refer to as the 6.000% Notes, and $250.0 million aggregate principal amount of 8.500% junior priority secured notes due 2022, which we refer to as the 8.500% Notes. Net proceeds from the 6.000% Notes and 8.500% Notes were used to refinance: (i) the $360 million secured term loan facility, which we refer to as the Term Loan Facility, which at the time had a remaining principal balance of $327.3 million; and (ii) the 8.875% senior second lien notes due 2018, which we refer to as the 8.875% Notes, which at the time had a remaining principal balance of $400.0 million. This transaction results in reductions in future cash interest expense, a significant extension of our existing maturities and will allow us greater flexibility to address our higher interest rate debt instruments in the future.

Additionally, during the second quarter of 2014, we used cash on hand of $9.4 million to repay in full the remaining principal balance on our unsecured $50.0 million aggregate principal amount term loan due 2017, which we refer to as the Unsecured Term Loan.

Discontinued Operations

In September 2013, we completed the sale of our custom envelope business, which we refer to as Custom Envelope, within our envelope segment. We received total net proceeds of $47.0 million, of which $1.2 million was received in the second quarter of 2014. The operating results of this divestiture are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

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

See below for a summary of net sales and operating income for our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our three and six month reporting periods consisted of 13 weeks and 26 weeks, respectively, and ended on June 28, 2014, and June 29, 2013.

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$479,410	$406,540	$969,529	$825,154
Operating income (loss):
Envelope	$9,332	$10,125	$19,138	$19,135
Print	4,741	2,018	5,981	3,025
Label and Packaging	11,048	12,908	21,241	24,452
Corporate	(11,774)	(8,209)	(22,941)	(18,092)
Total operating income	13,347	16,842	23,419	28,520
Interest expense, net	26,666	28,235	54,576	57,810
Loss on early extinguishment of debt, net	26,480	7,720	26,498	7,847
Other expense (income), net	212	(2,291)	(297)	(1,995)
Loss from continuing operations before income taxes	(40,011)	(16,822)	(57,358)	(35,142)
Income tax (benefit) expense	(710)	2,174	(1,270)	4,344
Loss from continuing operations	(39,301)	(18,996)	(56,088)	(39,486)
Income from discontinued operations, net of taxes	664	113	1,617	1,458
Net loss	$(38,637)	$(18,883)	$(54,471)	$(38,028)
(Loss) income per share – basic:
Continuing operations	$(0.59)	$(0.30)	$(0.84)	$(0.62)
Discontinued operations	0.01	—	0.02	0.02
Net loss	$(0.58)	$(0.30)	$(0.82)	$(0.60)

(Loss) income per share – diluted:
Continuing operations	$(0.59)	$(0.30)	$(0.84)	$(0.62)
Discontinued operations	0.01	—	0.02	0.02
Net loss	$(0.58)	$(0.30)	$(0.82)	$(0.60)

Net Sales

Net sales increased $72.9 million, or 17.9%, in the second quarter of 2014, as compared to the second quarter of 2013. Sales in our envelope segment increased $68.3 million, sales in our print segment increased $3.4 million, and sales in our label and packaging segment increased $1.1 million.

Net sales increased $144.4 million, or 17.5%, in the first six months of 2014, as compared to the first six months of 2013. Sales in our envelope segment increased $143.5 million and sales in our print segment increased $4.6 million, which was partially offset by decreased sales of $3.7 million in our label and packaging segment.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $3.5 million, or 20.8%, in the second quarter of 2014, as compared to the second quarter of 2013. This decrease was primarily due to an increase in corporate expenses of $3.6 million, a decrease in operating income from our label and packaging segment of $1.9 million and a decrease in operating income from our envelope segment of $0.8 million, partially offset by an increase in operating income from our print segment of $2.7 million.

Operating income decreased $5.1 million, or 17.9%, in the first six months of 2014, as compared to the first six months of 2013. This decrease was primarily due to an increase in corporate expenses of $4.8 million and a decrease in operating income from our label and packaging segment of $3.2 million, partially offset by an increase in operating income from our print segment of $3.0 million. Operating income for our envelope segment remained flat for the first six months of 2014, as compared to the first six months of 2013.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $1.6 million to $26.7 million in the second quarter of 2014, as compared to $28.2 million in the second quarter of 2013. The decrease was primarily due to: (i) principal repayments made on our Unsecured Term Loan, and on our Term Loan Facility, since the first quarter of 2013 using cash flow from operations and proceeds from the sale of Custom Envelope; and (ii) lower interest rates as a result of our debt refinancing in the second quarter of 2013. Interest expense in the second quarter of 2014 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.8%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.1% in the second quarter of 2013.

Interest expense decreased $3.2 million to $54.6 million in the first six months of 2014, as compared to $57.8 million in the first six months of 2013. The decrease was primarily due to: (i) principal repayments made on our Term Loan Facility and Unsecured Term Loan since the first quarter of 2013, using cash flow from operations and proceeds from the sale of Custom Envelope; and (ii) lower interest rates as a result of our debt refinancing in the second quarter of 2013. Interest expense in the first six months of 2014 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.8%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.4% in the first six months of 2013.

We expect interest expense for the remainder of 2014 will be lower than the same period in 2013, primarily due to the refinancing of the Term Loan Facility and 8.875% Notes in the second quarter of 2014, and the concurrent repayment in full of the Unsecured Term Loan.

Loss on Early Extinguishment of Debt

In the second quarter of 2014, we extinguished our Term Loan Facility and 8.875% Notes. In connection with this extinguishment, we recorded a loss on early extinguishment of debt of approximately $9.0 million, of which $5.8 million related to the write-off of unamortized debt issuance costs, and $3.2 million related to the write-off of original issuance discount. Additionally, in connection with the issuance of the 6.000% Notes and 8.500% Notes in the second quarter of 2014, we expensed debt issuance costs of $16.5 million, of which $1.6 million related to fees paid to third parties. We also used cash on hand of $9.4 million in the second quarter of 2014 to repay in full the remaining principal balance on the Unsecured Term Loan. In connection with the extinguishment of the Unsecured Term Loan, we recorded a loss on early extinguishment of debt of approximately $1.0 million, of which $0.6 million related to the write-off of unamortized debt issuance costs, and $0.4 million related to the write-off of original issuance discount.

During the second quarter of 2013, we incurred an aggregate loss on early extinguishment of debt of $7.7 million. Of the total, $6.4 million was associated with the refinancing of our term loan and revolving credit facilities, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount, and $1.3 million related to the early extinguishment of a portion of our Unsecured Term Loan.

Additionally, during the first quarter of 2013, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $0.1 million, which related to unamortized debt issuance costs associated with the extinguishment of our 7.875% senior subordinated notes due 2013, which we refer to as the 7.875% Notes.

Income Taxes

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)		(in thousands)
Income tax (benefit) expense from U.S. operations	$(569)	$2,267	$(1,259)	$4,311
Income tax (benefit) expense from foreign operations	(141)	(93)	(11)	33
Income tax (benefit) expense	$(710)	$2,174	$(1,270)	$4,344
Effective income tax rate	1.8%	(12.9)%	2.2%	(12.4)%

Income Tax Expense

In the second quarter of 2014, we had an income tax benefit of $0.7 million, compared to an income tax expense of $2.2 million in the second quarter of 2013. The tax benefit for the second quarter of 2014 and the tax expense for the second quarter of 2013 primarily related to income taxes on our domestic operations.

In the first six months of 2014, we had an income tax benefit of $1.3 million, compared to an income tax expense of $4.3 million in the first six months of 2013. The tax benefit for the first six months of 2014 and the tax expense for the first six months of 2013 primarily related to income taxes on our domestic operations.

Our effective tax rate for the three and six months ended June 28, 2014 was lower than the federal statutory rate, primarily due to recording a valuation allowance charge of $13.1 million and $17.8 million during the three and six months ended June 28, 2014, against deferred tax assets generated in the respective periods, primarily from pre-tax operating losses. Our effective tax rate for the three and six months ended June 29, 2013, was lower than the federal statutory rate primarily due to non-deductible expenses and state income taxes.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we increased our valuation allowance related to those net deferred tax assets by $13.1 million to $121.1 million in the three months ended June 28, 2014. Deferred tax assets related to foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During the three months ended June 28, 2014, our valuation allowance related to these deferred tax assets was unchanged at $7.4 million.

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
In the second quarter of 2014, income from Discontinued Operations was $0.7 million, primarily comprised of a $0.7 million gain related to the sale of Custom Envelope, net of tax expense of $0.5 million.
In the first six months of 2014, income from Discontinued Operations was $1.6 million, primarily comprised of a $1.6 million gain related to the sale of Custom Envelope, net of tax expense of $1.0 million.
In the second quarter of 2013, income from Discontinued Operations was $0.1 million, which includes income from the operations of our Discontinued Operations of $0.1 million, net of tax expense of $1.1 million.
In the first six months of 2013, income from Discontinued Operations was $1.5 million, which includes income from the operations of our Discontinued Operations of $1.5 million, net of tax expense of $2.0 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)		(in thousands)
Segment net sales	$229,593	$161,304	$471,264	$327,757
Segment operating income	$9,332	$10,125	$19,138	$19,135
Operating income margin	4.1%	6.3%	4.1%	5.8%
Restructuring and other charges	$5,618	$1,535	$8,635	$2,675

Segment Net Sales

Segment net sales for our envelope segment increased $68.3 million, or 42.3%, in the second quarter of 2014, as compared to the second quarter of 2013, primarily due to: (i) sales generated from the integration of certain assets of National with our operations, as National was not included in our results in the second quarter of 2013; (ii) increased demand from certain direct mail customers, primarily financial institutions; and (iii) higher sales revenues due to product mix changes and our ability to pass along paper price increases to certain customers.

Segment net sales for our envelope segment increased $143.5 million, or 43.8%, in the first six months of 2014, as compared to the first six months of 2013, primarily due to: (i) sales generated from the integration of certain assets of National with our operations, as National was not included in our results in the first six months of 2013; (ii) higher sales revenues due to product mix changes and our ability to pass along paper price increases to certain customers; and (iii) increased demand from certain direct mail customers, primarily financial institutions.

We anticipate continued improvement of net sales throughout 2014, mainly due to the integration of National with our existing operations and the pass-through of announced paper price increases to our customer base.

Segment Operating Income

Segment operating income for our envelope segment decreased $0.8 million, or 7.8%, in the second quarter of 2014, as compared to the second quarter of 2013. The decrease was primarily due to: (i) higher restructuring and other charges of $4.1 million primarily due to the closure and consolidation of several envelope plants related to the integration of National with our existing operations; and (ii) higher selling, general and administrative expenses of $4.0 million in the second quarter of 2014, primarily due to higher commission expense from increased sales, expenses related to the integration of certain assets of National with our operations, and incremental expenses of National, as National was not included in our results in the second quarter of 2013. The decrease was partially offset by higher gross margin of $7.3 million, primarily due to: (i) increased sales volumes from the integration of certain assets of National with our operations, as National was not included in our results in the second quarter of 2013; and (ii) product mix changes and our ability to pass along paper price increases to certain customers.

Segment operating income for our envelope segment remained flat for the first six months of 2014, as compared to the first six months of 2013. Segment operating income included higher gross margin of $14.3 million, primarily due to: (i) increased sales volumes from the integration of certain assets of National with our operations, as National was not included in our results in the first six months of 2013; and (ii) product mix changes and our ability to pass along paper price increases to certain customers. The increase in gross margins was offset by: (i) higher selling, general and administrative expenses of $8.2 million in the first six months of 2014, primarily due to higher commission expense from increased sales, expenses related to the integration of certain assets of National with our operations, and incremental expenses of National, as National was not included in our results in the first six months of 2013; and (ii) higher restructuring and other charges of $6.0 million primarily due to the closure and consolidation of several envelope plants related to the integration of National with our existing operations.

Print

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)		(in thousands)
Segment net sales	$124,986	$121,554	$253,383	$248,799
Segment operating income	$4,741	$2,018	$5,981	$3,025
Operating income margin	3.8%	1.7%	2.4%	1.2%
Restructuring and other charges	$598	$1,162	$2,604	$2,143

Segment Net Sales

Segment net sales for our print segment increased $3.4 million, or 2.8%, in the second quarter of 2014, as compared to the second quarter of 2013. Segment net sales for our print segment increased $4.6 million, or 1.8%, in the first six months of 2014, as compared to the first six months of 2013. The increases were primarily due to new account wins and from changes in product mix, partially offset by sales declines due to the closure of two print facilities since the second quarter of 2013.

Segment Operating Income

Segment operating income for our print segment increased $2.7 million, or 134.9%, in the second quarter of 2014, as compared to the second quarter of 2013. This increase was primarily due to: (i) higher gross margin of $4.1 million, primarily related to higher sales volumes and cost reduction actions; and (ii) lower restructuring and other charges of $0.6 million. These increases were partially offset by: (i) increased selling, general and administrative expenses of $1.2 million primarily related to increased commissions due to increased sales volumes; and (ii) higher amortization expense on intangible assets of $0.8 million related to the accelerated retirement of certain trade names.

Segment operating income for our print segment increased $3.0 million, or 97.7%, in the first six months of 2014, as compared to the first six months of 2013. This increase was primarily due to higher gross margin of $6.1 million, primarily related to higher sales volumes and cost reduction actions. These increases were partially offset by: (i) higher amortization expense on intangible assets of $1.5 million related to the accelerated retirement of certain trade names; (ii) increased selling, general and administrative expenses of $1.1 million primarily related to increased commissions due to increased sales volumes; and (iii) higher restructuring and other charges of $0.5 million, primarily related to the closure of a print facility.

Label and Packaging

	For the Three Months Ended		For the Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(in thousands)		(in thousands)
Segment net sales	$124,831	$123,682	$244,882	$248,598
Segment operating income	$11,048	$12,908	$21,241	$24,452
Operating income margin	8.9%	10.4%	8.7%	9.8%
Restructuring and other charges	$336	$(73)	$627	$202

Segment Net Sales

Segment net sales for our label and packaging segment increased $1.1 million, or 0.9%, in the second quarter of 2014, as compared to the second quarter of 2013. Net sales from our label operations increased $0.3 million, primarily due to changes in product mix in our prescription and overnight packaging label businesses, partially offset by volume declines from our decision to exit our dry gum product line within our specialty papers business, as well as lower volumes from our retail customers. Net sales from our packaging operations increased $0.8 million, primarily due to increased sales volume from new account wins, partially offset by lower pricing due to product mix.

Segment net sales for our label and packaging segment decreased $3.7 million, or 1.5%, in the first six months of 2014, as compared to the first six months of 2013. Net sales from our label operations declined $6.4 million, primarily due to volume declines from our decision to exit our dry gum product line within our specialty papers business, as well as lower demand in our custom products business and weather-related issues in the first quarter of 2014. Net sales from our packaging operations increased $2.6 million, primarily due to increased sales volume from new account wins, partially offset by lower pricing due to product mix.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $1.9 million, or 14.4%, in the second quarter of 2014, as compared to the second quarter of 2013. The decrease was primarily due to: (i) higher selling, general and administrative expenses of $1.0 million in 2014, primarily due to our investments in e-commerce and information technology related to these businesses; and (ii) higher restructuring and other charges of $0.4 million.

Segment operating income for our label and packaging segment decreased $3.2 million, or 13.1%, in the first six months of 2014, as compared to the first six months of 2013. The decrease was primarily due to higher selling, general and administrative expenses of $2.1 million in 2014, primarily due to: (i) our investments in e-commerce and information technology related to these businesses; (ii) higher restructuring and other charges of $0.4 million; and (iii) lower gross margin of $0.4 million, primarily due to lower sales volumes in our label operations.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses increased $3.6 million in the second quarter of 2014, as compared to the second quarter of 2013, primarily due to lower vendor-related discounts and costs related to the integration of National. Corporate expenses increased $4.8 million in the first six months of 2014, as compared to the first six months of 2013, primarily due to lower vendor-related discounts and costs related to the integration of National.

Restructuring and Other Charges

During the first six months of 2014, we implemented a cost savings initiative, which we refer to as the 2014 Plan, primarily focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. Additionally, during the first six months of 2014, we continued implementing a cost savings initiative, which we refer to as the 2013 Plan, primarily focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. We also continued implementing our plan to integrate certain assets of National, acquired in the third quarter of 2013, by completing the consolidation of our west coast operations, which included the consolidation of three envelope facilities into one facility. Additionally, we are in the midst of consolidating six additional envelope facilities into three facilities, and we now expect to be complete with these consolidations during 2014, instead of 2015 as originally planned. As a result of this accelerated consolidation, we have experienced inefficiencies in our operations that we originally anticipated occurring over a longer duration in our initial integration plan. Our second quarter 2014 results include the impact of this accelerated timeline, and we expect this to continue through the remainder of 2014. We believe this accelerated integration timeline will better position us for 2015.

During the second quarter of 2014, as a result of our restructuring and integration activities, we incurred $7.3 million of restructuring and other charges, which included $2.9 million of employee separation costs, $1.6 million of net non-cash charges on long-lived assets, equipment moving expenses of $1.0 million, lease termination expenses of $0.4 million, multi-employer pension withdrawal expenses of $0.2 million and building clean-up and other expenses of $1.3 million.

During the first six months of 2014, as a result of our restructuring and integration activities, we incurred $13.3 million of restructuring and other charges, which included $4.2 million of employee separation costs, $2.2 million of net non-cash charges on long-lived assets, equipment moving expenses of $1.6 million, lease termination expenses of $1.7 million, multi-employer pension withdrawal expenses of $0.9 million and building clean-up and other expenses of $2.6 million.

During the second quarter of 2013, as a result of our restructuring and integration activities, we incurred $2.7 million of restructuring and other charges, which included $0.6 million of employee separation costs, equipment moving expenses of $0.6 million, lease termination expenses of $0.5 million, multi-employer pension withdrawal expenses of $0.1 million and building clean-up and other expenses of $0.9 million.

During the first six months of 2013, as a result of our restructuring and integration activities, we incurred $6.9 million of restructuring and other charges, which included $3.8 million of employee separation costs, $0.1 million of net non-cash charges on long-lived assets, equipment moving expenses of $1.0 million, lease termination expenses of $0.6 million, multi-employer pension withdrawal expenses of $0.2 million and building clean-up and other expenses of $1.3 million.

As of June 28, 2014, our total restructuring liability was $25.4 million, of which $6.2 million is included in other current liabilities and $19.2 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $20.0 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

There were no goodwill or intangible asset impairments recorded in the three and six months ended June 28, 2014, and June 29, 2013.

Liquidity and Capital Resources

Net Cash (Used In) Provided By Operating Activities of Continuing Operations. Net cash used in operating activities of continuing operations was $25.4 million in the first six months of 2014, primarily due to: (i) a use of cash of $28.7 million from working capital; and (ii) pension and postretirement plan contributions of $6.9 million. The use of working capital primarily resulted from: (i) accelerated cash payments of interest of $14.5 million in the second quarter in connection with the refinancing of the 8.875% Notes and Term Loan Facility; and (ii) a use of cash related to a vendor arrangement in connection with the acquisition of certain assets of National. This use of cash was partially offset by our net loss adjusted for non-cash items of $16.0 million.

Net cash provided by operating activities of continuing operations was $5.7 million in the first six months of 2013, which was primarily due to our net loss adjusted for non-cash items of $10.4 million, and a source of cash of $5.9 million from working capital, partially offset by pension and postretirement plan contributions, net of pension expense, of $5.3 million. The source of working capital primarily resulted from: (i) a source of cash from accounts receivables due to the timing of collections from and sales to our customers; and (ii) a source of cash from other working capital changes primarily due to the timing of interest payments on our outstanding debt. These sources of cash were offset in part by a use of cash from inventory.

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

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $18.5 million in the first six months of 2014, primarily resulting from: (i) capital expenditures of $16.8 million; and (ii) the purchase of an investment of $2.0 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $0.3 million.

Net cash used in investing activities of continuing operations was $11.8 million in the first six months of 2013, primarily due to: (i) capital expenditures of $15.6 million; (ii) $5.1 million of cash consideration for the acquisition of Express Label; and (iii) the purchase of an investment of $1.7 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $7.6 million and proceeds received from an insurance claim of $3.0 million as a result of a fire that destroyed a press in our label and packaging segment.

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
Net Cash Provided By (Used In) Investing Activities of Discontinued Operations. Represents the net cash provided by (used in) our Discontinued Operations related to investing activities. In the first six months of 2014, the cash provided by discontinued investing activities of $2.2 million is comprised of net cash proceeds received in 2014 related to the sale of Custom Envelope.
In the first six months of 2013, the cash used in discontinued investing activities of $0.1 million relates primarily to capital expenditures of our Discontinued Operations.

Net Cash Provided By Financing Activities. Net cash provided by financing activities of continuing operations was $41.4 million in the first six months of 2014, primarily due to: (i) net borrowings of $29.0 million under our ABL Facility; and (ii) net cash proceeds from the 6.000% Notes and 8.500% Notes and the related refinancing of the Term Loan Facility and 8.875% Notes, after payment of financing-related costs and expenses, partially offset by: (i) the repayment in full of our Unsecured Term Loan of $10.0 million; and (ii) the payment of other long-term debt of $3.0 million.

Net cash provided by financing activities of continuing operations was $6.2 million in the first six months of 2013, primarily due to: (i) proceeds from the issuance of our Term Loan Facility; (ii) proceeds from our ABL Facility; and (iii) proceeds from the issuance of our Unsecured Term Loan of $50.0 million. These sources of cash were offset by: (i) repayment of our Term Loan B due 2016, which we refer to as our Term Loan B, of $389.1 million; (ii) the repayment of our 7.875% Notes of $67.8 million; (iii) the repayment of our Unsecured Term Loan of $15.0 million; (iv) repayments of our $170 million revolving credit facility due 2014, which we refer to as the Revolving Credit Facility, of $18.0 million; (v) the payment of $13.9 million of financing related costs and expenses including an original issuance discount of $2.5 million on the issuance of our Unsecured Term Loan, and an original issuance discount of $1.8 million on the issuance of our $360 million secured term loan facility; and (vi) repayment of other long-term debt.

Contractual Obligations and Other Commitments: The following table details our significant contractual obligations and other commitments related to long-term debt and operating leases as of June 28, 2014. During the first half of fiscal 2014, there were no material changes outside the normal course of business to our estimates of future payments under our fixed contractual obligations and commitments as presented in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for our fiscal year ended December 28, 2013, besides those discussed below related to long-term debt and operating leases.

Payments Due (in thousands)	Long-Term Debt(1)	Operating Leases (2)
Remainder of 2014	$31,013	$14,173
2015	96,717	25,104
2016	94,525	19,975
2017	533,429	16,602
2018	61,771	12,416
Thereafter	889,473	25,165
Total	$1,706,928	$113,435

 __________________________

(1)
Includes $433.3 million of estimated interest expense over the term of our long-term debt, with variable rate debt having a weighted average interest rate of approximately 3.7%. This column reflects the changes resulting from the June 2014 issuance of the 6.000% Notes and 8.500% Notes, as well as the related refinancing of the Term Loan Facility and 8.875% Notes, and the repayment in full of the Unsecured Term Loan.

(2)
This column reflects a decrease in future lease commitments of approximately $13.6 million since the year ended 2013, as a result of cost savings initiatives completed in the second quarter of 2014 related to the integration of certain assets of National into existing operations, partially offset by new lease commitments executed in 2014.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of June 28, 2014, an increase of $74.3 million from December 28, 2013. This increase was primarily due to the issuance of the 6.000% Notes and 8.500% Notes and the related refinancings, as well as net borrowings of $29.0 million under our ABL Facility during 2014. As of June 28, 2014, approximately 87% of our debt outstanding was subject to fixed interest rates. As of July 29, 2014, we had approximately $34.8 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations as business needs and market conditions warrant.

On June 26, 2014, we issued the 6.000% Notes, which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 6.000% Notes were issued at par, pursuant to an indenture, which we refer to as the 6.000% Indenture, among us and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. We will pay interest on the 6.000% Notes semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.000% Notes have no required principal payments prior to their maturity on August 1, 2019.  The 6.000% Notes are guaranteed on a senior secured basis by us and substantially all of our existing and future North American subsidiaries (other than Cenveo Corporation). As such, the 6.000% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt and effectively junior to our obligations under the ABL Facility. We may redeem the 6.000% Notes, in whole or in part, on or after February 1, 2019, at a redemption price of 100.0% plus accrued and unpaid interest. In addition, at any time between August 1, 2017, and February 1, 2019, we may redeem in whole or in part the remaining aggregate principal amount of the notes originally issued at a redemption price of 100% plus accrued and unpaid interest and a "make-whole" premium of not less than 1%. At any time prior to August 1, 2017, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 106.0% plus accrued and unpaid interest. Each holder of the 6.000% Notes has the right to require us to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 6.000% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 6.000% Indenture also contains certain customary affirmative covenants and events of default.

Concurrently with the issuance of the 6.000% Notes on June 26, 2014, we issued the 8.500% Notes, which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933. The 8.500% Notes were issued at par, pursuant to an indenture, which we refer to as the 8.500% Indenture, among us and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. We will pay interest on the 8.500% Notes semi-annually, in cash in arrears, on March 15 and September 15 of each year, commencing September 15, 2014. The 8.500% Notes have no required principal payments prior to their maturity on September 15, 2022.  The 8.500% Notes are guaranteed on a junior secured basis by us and substantially all of our existing and future North American subsidiaries (other than Cenveo Corporation). As such, the 8.500% Notes rank junior to any senior secured obligations of ours, senior to any existing and future unsecured obligations of ours and senior to all existing and future obligations of ours that are expressly subordinated to the 8.500% Notes. We may redeem the 8.500% Notes, in whole or in part, on or after September 15, 2017, September 15, 2018, September 15, 2019 or September 15, 2020, at redemption prices of 106.375%, 104.250%, 102.125% and 100.00%, respectively, plus accrued and unpaid interest. At any time prior to September 15, 2017, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 108.5% plus accrued and unpaid interest. Each holder of the 8.500% Notes has the right to require us to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 8.500% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 8.500% Indenture also contains certain customary affirmative covenants and events of default.

Net proceeds of the 6.000% Notes and 8.500% Notes were used to: (i) refinance the Term Loan Facility, which at the time had a remaining principal balance of $327.3 million; (ii) refinance the 8.875% Notes, which at the time had a remaining principal balance of $400.0 million; and (iii) pay related fees, expenses and accrued interest. In connection with the issuance of the 6.000% Notes and the 8.500% Notes, we capitalized debt issuance costs of $14.7 million and $7.1 million, respectively, all of which will be amortized over the life of the 6.000% Notes and the 8.500% Notes.

A portion of the refinancing was accounted for as a modification of debt. As a result, we will continue to amortize a portion of the unamortized debt issuance costs on the 8.875% Notes and Term Loan Facility. The modification resulted in the recording of a discount of $5.9 million on the 6.000% Notes and $2.8 million on the 8.500% Notes, all of which is unamortized as of June 28, 2014.

Additionally, during the second quarter of 2014, we used cash on hand of $9.4 million to repay in full the remaining principal balance on our Unsecured Term Loan.

Letters of Credit

As of June 28, 2014, we had outstanding letters of credit of approximately $20.7 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	6.000% Notes	8.500% Notes	11.5% Notes	Outlook	Last Update
Moody’s	Caa1	B3	Caa2	Caa3	Stable	June 2014
Standard & Poor’s	B-	B	CCC	CCC	Stable	June 2014
In June 2014, Moody's Investors Services, which we refer to as Moody's, affirmed our Corporate Rating and the ratings on our 11.5% senior notes due 2017, which we refer to as the 11.5% Notes. Additionally, they rated the 6.000% Notes and 8.500% Notes for the first time. In June 2014, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, affirmed our Corporate Rating and the ratings on our 11.5% Notes. Additionally, they rated the 6.000% Notes and the 8.500% Notes for the first time. The detail of all current ratings has been provided in the table above.
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

As of June 28, 2014, we were in compliance with all covenants under our long-term debt.
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

As of June 28, 2014, we had variable rate debt outstanding of $168.4 million. Our ABL Facility is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 2%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and six months ended June 28, 2014, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $1.3 million and $3.1 million, respectively, and an increase in operating income of less than $0.1 million for both the three and six months ended June 28, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of June 28, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 28, 2014, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 28, 2014, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

2.1
Stock Purchase Agreement dated as of July 17, 2007, among Cenveo Corporation, Commercial Envelope Manufacturing Co. Inc. and its shareholders—incorporated by reference to Exhibit 2.1 to registrant’s current report on Form 8-K filed July 20, 2007.

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

3.4	Bylaws as amended and restated effective March 31, 2014—incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K, filed April 4, 2014.

4.1
Indenture, dated as of March 28, 2012, among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 11.5% Notes—incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K filed March 30, 2012.

4.2
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K filed March 30, 2012.

4.3
Registration Rights Agreement, dated as of March 28, 2012, among the Company, Cenveo Corporation, the other guarantors named therein and the initial purchasers named therein relating to the 11.5% Notes—incorporated by reference to Exhibit 4.7 to registrant's current report on Form 8-K filed March 30, 2012.

4.4
Indenture, dated as of March 28, 2012, by and among the Company, Cenveo Corporation, the other guarantors named therein and U.S. Bank National Association, as Trustee, relating to the 7% Notes—incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed March 30, 2012.

Item 6. Exhibits
4.5
Form of Guarantee issued by the Company and the other guarantors named therein relating to the 7% Notes—incorporated by reference to Exhibit 4.6 to registrant's current report on Form 8-K filed March 30, 2012.

4.6
Indenture, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein and The Bank of New York Mellon, as Trustee and Collateral Agent, relating to the 6.000% Senior Priority Secured Notes due 2019--incorporated by reference to Exhibit 4.1 to registrant's current report on Form 8-K filed July 1, 2014.

4.7
Form of Guarantee issued by Cenveo, Inc. and the other guarantors named therein relating to the 6.000% Senior Priority Secured Notes due 2019--incorporated by reference to Exhibit 4.2 to registrant's current report on Form 8-K filed July 1, 2014.

4.8
Indenture, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein and The Bank of New York Mellon, as Trustee and Collateral Agent, relating to the 8.500% Junior Priority Secured Notes due 2022--incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K filed July 1, 2014.

4.9
Form of Guarantee issued by Cenveo, Inc. and the other guarantors named therein relating to the 8.500% Junior Priority Secured Notes due 2022--incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K filed July 1, 2014.

4.10
Intercreditor Agreement, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein, Bank of America, N.A., as ABL Agent, and The Bank of New York Mellon, as Collateral Agent with respect to the Senior Notes--incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed July 1, 2014.

4.11
Intercreditor Agreement, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein, Bank of America, N.A., as ABL Agent, The Bank of New York Mellon, as Collateral Agent with respect to the Senior Notes, and The Bank of New York Mellon, as Collateral Agent with respect to the Junior Notes--incorporated by reference to Exhibit 4.6 to registrant's current report on Form 8-K filed July 1, 2014.

10.1*
Amendment No. 2, dated as of June 10, 2014, to Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.

10.2
Purchase Agreement, dated June 19, 2014, among Cenveo Corporation, Cenveo, Inc., the other guarantor party thereto and JP Morgan Securities LLC, as representative of the Initial Purchasers party thereto--incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed June 25, 2014.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on August 6, 2014.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)