Form 10-Q
period 2014-09-27
CENVEO, INC
filed 2014-11-05
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2014, the registrant had 67,681,760 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 27, 2014

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 27, 2014, and December 28, 2013	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 27, 2014, and September 28, 2013	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 27, 2014, and September 28, 2013	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4:	Controls and Procedures	51

	PART II. OTHER INFORMATION
Item 1:	Legal Proceedings	52
Item 1A:	Risk Factors	52
Item 4:	Mine Safety Disclosures	52
Item 6:	Exhibits	52
	Signatures	54

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	September 27, 2014	December 28, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,048	$11,329
Accounts receivable, net	287,450	281,586
Inventories	158,403	161,565
Prepaid and other current assets	63,120	55,353
Assets of discontinued operations - current	20	132
Total current assets	520,041	509,965

Property, plant and equipment, net	289,283	304,907
Goodwill	186,271	186,436
Other intangible assets, net	160,130	168,749
Other assets, net	50,641	43,614
Assets of discontinued operations - long-term	—	33
Total assets	$1,206,366	$1,213,704
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$6,719	$9,174
Accounts payable	246,088	244,228
Accrued compensation and related liabilities	33,991	32,139
Other current liabilities	85,745	81,198
Liabilities of discontinued operations - current	85	2,013
Total current liabilities	372,628	368,752

Long-term debt	1,245,086	1,176,351
Other liabilities	144,295	165,581
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	676	663
Paid-in capital	369,759	364,177
Retained deficit	(886,884)	(821,520)
Accumulated other comprehensive loss	(39,194)	(40,300)
Total shareholders’ deficit	(555,643)	(496,980)
Total liabilities and shareholders’ deficit	$1,206,366	$1,213,704

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$480,576	$442,781	$1,450,105	$1,267,935
Cost of sales	410,142	367,356	1,224,735	1,056,392
Selling, general and administrative expenses	53,077	53,105	164,411	148,783
Amortization of intangible assets	2,456	2,459	9,354	7,473
Restructuring and other charges	5,571	3,337	18,856	10,243
Operating income	9,330	16,524	32,749	45,044
Gain on bargain purchase	—	(17,262)	—	(17,262)
Interest expense, net	26,014	27,611	80,590	85,421
Loss on early extinguishment of debt, net	1,280	1,593	27,778	9,440
Other (income) expense, net	(7,013)	595	(7,310)	(1,400)
(Loss) income from continuing operations before income taxes	(10,951)	3,987	(68,309)	(31,155)
Income tax benefit	(157)	(9,440)	(1,427)	(5,096)
(Loss) income from continuing operations	(10,794)	13,427	(66,882)	(26,059)
(Loss) income from discontinued operations, net of taxes	(99)	13,492	1,518	14,950
Net (loss) income	(10,893)	26,919	(65,364)	(11,109)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	480	—	1,440	—
Currency translation adjustment	(1,067)	(31)	(334)	(3,139)
Comprehensive (loss) income	$(11,480)	$26,888	$(64,258)	$(14,248)

(Loss) income per share – basic:
Continuing operations	$(0.16)	$0.21	$(1.00)	$(0.40)
Discontinued operations	—	0.21	0.02	0.23
Net (loss) income	$(0.16)	$0.42	$(0.98)	$(0.17)

(Loss) income per share – diluted:
Continuing operations	$(0.16)	$0.16	$(1.00)	$(0.40)
Discontinued operations	—	0.16	0.02	0.23
Net (loss) income	$(0.16)	$0.32	$(0.98)	$(0.17)

Weighted average shares outstanding:
Basic	67,296	64,333	66,709	64,032
Diluted	67,296	86,032	66,709	64,032

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net loss	$(65,364)	$(11,109)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of discontinued operations, net of taxes	(1,559)	(12,530)
Loss (income) from discontinued operations, net of taxes	41	(2,420)
Depreciation and amortization, excluding non-cash interest expense	48,496	44,284
Non-cash interest expense, net	7,384	7,742
Deferred income taxes	(1,404)	(7,069)
Gain on bargain purchase	—	(17,262)
Loss (gain) on sale of assets	311	(205)
Non-cash restructuring and other charges, net	4,095	1,495
Loss on early extinguishment of debt	27,778	9,440
Stock-based compensation provision	1,971	2,879
Gain on insurance claim	—	(2,670)
Other non-cash charges	6,693	4,921
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(7,690)	(15,249)
Inventories	(2,019)	(26,245)
Accounts payable and accrued compensation and related liabilities	4,327	52,127
Other working capital changes	(9,663)	(2,506)
Other, net	(18,807)	(14,925)
Net cash (used in) provided by operating activities of continuing operations	(5,410)	10,698
Net cash (used in) provided by operating activities of discontinued operations	(1,851)	7,055
Net cash (used in) provided by operating activities	(7,261)	17,753
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(33,166)
Capital expenditures	(27,842)	(23,045)
Purchase of investment	(2,000)	(1,650)
Proceeds from insurance claim	—	3,036
Proceeds from sale of property, plant and equipment	1,835	7,861
Net cash used in investing activities of continuing operations	(28,007)	(46,964)
Net cash provided by investing activities of discontinued operations	2,196	42,714
Net cash used in investing activities	(25,811)	(4,250)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	540,000	—
Proceeds from issuance of 8.500% junior secured priority notes due 2022	250,000	—
Repayment of 7.875% senior subordinated notes	—	(67,848)
Repayment of Term Loan B due 2016	—	(390,005)
Payment of financing-related costs and expenses and debt issuance discounts	(35,721)	(15,219)
Proceeds from issuance of other long-term debt	—	20,000
Repayments of other long-term debt	(6,509)	(3,323)
Repayment of 11.5% senior notes due 2017	(1,430)	—
Purchase and retirement of common stock upon vesting of RSUs	(562)	(509)
Repayments under Revolving Credit Facility, net	—	(18,000)
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	(10,000)	(30,000)
Proceeds from exercise of stock options	—	76
Proceeds from issuance of Term Loan Facility due 2017	—	360,000
Repayment of Term Loan Facility due 2017	(329,100)	—
Repayment of 8.875% senior second lien notes due 2018	(400,000)	—
Borrowings under ABL Facility due 2017	389,600	474,400
Repayments under ABL Facility due 2017	(363,500)	(392,600)
Net cash provided by (used in) financing activities	32,778	(13,028)
Effect of exchange rate changes on cash and cash equivalents	13	(47)
Net (decrease) increase in cash and cash equivalents	(281)	428
Cash and cash equivalents at beginning of period	11,329	8,110
Cash and cash equivalents at end of period	$11,048	$8,538
See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of September 27, 2014, and the results of operations for the three and nine months ended September 27, 2014, and September 28, 2013, and cash flows for the nine months ended September 27, 2014 and September 28, 2013. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine months ended September 27, 2014, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 28, 2013 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013, filed with the SEC.

It is the Company’s practice to close its fiscal quarters on the Saturday closest to the last day of the calendar quarter. The reporting periods for the three and nine months ended September 27, 2014, and September 28, 2013, each consisted of 13 weeks and 39 weeks, respectively.

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
The Company has revised the historical financial statements included in its Form 10-Q for the three and nine months ended September 28, 2013 to reflect certain adjustments made during the fourth quarter of 2013 to the preliminary purchase price allocation of the fair value of assets acquired and liabilities assumed on September 16, 2013, the date the Company acquired certain assets of National Envelope Corporation ("National"). The adjustments resulted in an increase to the fair value of net assets acquired of $4.8 million and a corresponding increase to the bargain purchase gain recognized, exclusive of $1.9 million in tax expense. The Company has not adjusted the statements of operations for the three and nine months ended September 28, 2013 for any other items.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s statements of operations and were $0.9 million and $5.0 million for the three months ended September 27, 2014, and September 28, 2013, respectively, and $5.2 million and $5.7 million for the nine months ended September 27, 2014, and September 28, 2013, respectively.

2013

National Envelope

On September 16, 2013, Cenveo acquired certain assets of National. National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with Cenveo's acquisition. National manufactured and distributed envelope products for the billing, financial, direct mail and office products markets and had approximately 1,600 employees. The Company believes the acquisition of certain assets of National has enhanced the Company's manufacturing capabilities and reduced capacity in the envelope industry. The purchase price was $34.1 million, of which $6.0 million was Cenveo common stock, and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, and was assigned to the Company's envelope segment. The acquisition of certain assets of National resulted in a bargain purchase gain of approximately $17.3 million, exclusive of $6.8 million of tax expense, which was recognized in the Company's statement of operations in 2013. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair values of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of National for less than their fair value due to National's bankruptcy prior to the Company's acquisition. The acquired identifiable intangible asset relates to a leasehold interest with a fair value of $4.4 million, which is being amortized over the remaining lease term of 20 years, which includes renewal periods. The Company finalized the purchase price allocation in the third quarter of 2014 and adjusted the preliminary values allocated to certain assets and liabilities. There were no material adjustments to the purchase price allocation.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Purchase Price Allocation

The following table summarizes the allocation of the purchase price of National to the assets acquired and liabilities assumed in the acquisition (in thousands):

Property, plant and equipment	$53,108
Other intangible assets	4,430
Total assets acquired	57,538
Accounts payable	1,015
Accrued compensation and related liabilities	1,210
Other current liabilities	1,453
Note payable	2,536
Total liabilities assumed	6,214
Net assets acquired	51,324
Cost of the acquisition of certain assets of National	34,062
Gain on bargain purchase	$17,262

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

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the three and nine months ended September 28, 2013 herein has been prepared by adjusting the historical data as set forth in its statements of operations to give effect to the acquisition of certain assets of National as if it had been made as of January 1, 2012 (in thousands, except per share amounts).

	For the Three Months Ended	For the Nine Months Ended
	September 28, 2013	September 28, 2013
Net sales
As reported	$442,781	$1,267,935
Pro forma	$517,166	$1,517,926
Income (loss) from continuing operations
As reported	$13,427	$(26,059)
Pro forma	$(7,981)	$(71,239)
Income (loss) per share from continuing operations - basic
As reported	$0.21	$(0.40)
Pro forma	$(0.12)	$(1.08)
Income (loss) per share from continuing operations - diluted
As reported	$0.16	$(0.40)
Pro forma	$(0.12)	$(1.08)

The supplemental pro forma consolidated summary financial information is presented for comparative purposes only and does not purport to be indicative of the Company’s actual consolidated results of operations had the acquisition of certain

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

assets of National been consummated as of the beginning of the period noted above or of the Company’s expected future results of operations. The above adjustments related to the supplemental pro forma consolidated summary financial information include the removal of $4.7 million and $4.8 million in acquisition-related expenses incurred during the three and nine months ended September 28, 2013, respectively, as well as the removal of a bargain purchase gain of $17.3 million, and the related $6.8 million of tax expense, in the third quarter of 2013.

The Company has completed its assessment of the purchase price allocation by identifying and estimating the fair values of tangible and identifiable intangible assets, comprised of a leasehold interest and property, plant and equipment. Pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values, and to reflect the Company's borrowing rate in the above supplemental pro forma consolidated summary financial information. The pro forma operating results do not include any anticipated synergies related to combining the operations.

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

3. Discontinued Operations

On September 28, 2013, the Company completed the sale of Custom Envelope. The Company received total net cash proceeds of approximately $47.0 million, of which $1.0 million and $1.2 million were received in the first and second quarters of 2014, respectively. This resulted in the recognition of a total after-tax gain of $16.5 million, of which $14.9 million was recognized in the year ended 2013. The operating results of Custom Envelope are reported in discontinued operations in the Company's financial statements for all periods presented herein.

During the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility within its print segment. The operating results of this manufacturing facility are reported in discontinued operations in the Company's financial statements for all periods presented herein.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of September 27, 2014, and December 28, 2013 (in thousands):

	September 27, 2014	December 28, 2013
Accounts receivable, net	$—	$9
Prepaid and other current assets	20	123
Assets of discontinued operations - current	20	132
Property, plant and equipment, net	—	33
Assets of discontinued operations - long-term	—	33
Accrued compensation and related liabilities	85	627
Other current liabilities	—	1,386
Liabilities of discontinued operations - current	85	2,013
Net assets	$(65)	$(1,848)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales	$—	$8,447	$—	$34,891
(Loss) income from discontinued operations before income taxes	(158)	1,605	(64)	5,040
Income tax (benefit) expense on discontinued operations	(59)	643	(23)	2,620
Gain on sale of discontinued operations (1)	—	12,530	1,559	12,530
(Loss) income from discontinued operations, net of taxes	$(99)	$13,492	$1,518	$14,950
(Loss) income per share - basic	$—	$0.21	$0.02	$0.23
(Loss) income per share - diluted	$—	$0.16	$0.02	$0.23
 __________________________

(1)
The gain on the sale of discontinued operations is shown net of taxes of $10.7 million for the three months ended September 28, 2013, and $1.0 million and $10.7 million for the nine months ended September 27, 2014, and September 28, 2013, respectively.

4. Inventories

Inventories by major category are as follows (in thousands):

	September 27, 2014	December 28, 2013
Raw materials	$61,831	$62,241
Work in process	21,818	21,698
Finished goods	74,754	77,626
	$158,403	$161,565

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	September 27, 2014	December 28, 2013
Land and land improvements	$14,317	$14,507
Buildings and building improvements	93,801	97,674
Machinery and equipment	622,986	635,638
Furniture and fixtures	10,501	11,049
Construction in progress	25,696	11,828
	767,301	770,696
Accumulated depreciation	(478,018)	(465,789)
	$289,283	$304,907

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

Proceeds From Long-Lived Assets

During the third quarter of 2014, the Company sold one manufacturing facility, which related to its print segment, for net proceeds of $1.2 million.

During the first quarter of 2013, a press in the Company's label and packaging segment was destroyed by a fire. The Company's insurance policy provided coverage for business interruption and the replacement cost of the press. The insurance settlement was finalized during the second quarter of 2013 and the Company received cash proceeds of $4.4 million, resulting in a $2.7 million gain. The gain on the insurance settlement represents the difference between the replacement cost and carrying value of the press. The gain is recorded in other (income) expense, net in the Company's statements of operations.

During the second quarter of 2013, the Company sold one manufacturing facility, which related to its envelope segment, for net proceeds of $1.7 million.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 27, 2014, by reportable segment are as follows (in thousands):

	Envelope	Print	Label and Packaging	Total
Balance as of December 28, 2013	$23,433	$45,576	$117,427	$186,436
Foreign currency translation	—	62	(227)	(165)
Balance as of September 27, 2014	$23,433	$45,638	$117,200	$186,271

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		September 27, 2014				December 28, 2013
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	8	$144,873	$(27,234)	$(60,155)	$57,484	$144,898	$(27,234)	$(53,682)	$63,982
Trademarks and trade names	22	77,760	(55,367)	(9,220)	13,173	77,754	(55,367)	(6,734)	15,653
Leasehold interest	19	4,430	—	(235)	4,195	3,780	—	(55)	3,725
Patents	11	3,528	—	(3,150)	378	3,528	—	(3,039)	489
Non-compete agreements		140	—	(140)	—	140	—	(140)	—
Subtotal	11	230,731	(82,601)	(72,900)	75,230	230,100	(82,601)	(63,650)	83,849

Intangible assets with indefinite lives:
Trademarks		84,900	—	—	84,900	84,900	—	—	84,900
Total		$315,631	$(82,601)	$(72,900)	$160,130	$315,000	$(82,601)	$(63,650)	$168,749

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2014	$2,436
2015	9,743
2016	7,977
2017	7,300
2018	7,159
2019	6,920
Thereafter	33,695
Total	$75,230

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and nine months ended September 27, 2014, and September 28, 2013.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	September 27, 2014	December 28, 2013
ABL Facility due 2017	$147,500	$121,400
8.500% junior priority secured notes due 2022 ($250.0 million and $0 outstanding principal amount as of September 27, 2014, and December 28, 2013, respectively)	247,304	—
6.000% senior priority secured notes due 2019 ($540.0 million and $0 outstanding principal amount as of September 27, 2014, and December 28, 2013, respectively)	534,302	—
8.875% senior second lien notes due 2018 ($0 and $400.0 million outstanding principal amount as of September 27, 2014, and December 28, 2013, respectively)	—	398,326
Term Loan Facility due 2017 ($0 and $329.1 million outstanding principal amount as of September 27, 2014, and December 28, 2013, respectively)	—	326,013
15% Unsecured Term Loan due 2017 ($0 and $10.0 million outstanding principal amount as of September 27, 2014, and December 28, 2013, respectively)	—	9,500
11.5% senior notes due 2017 ($223.6 million and $225.0 million outstanding principal amount as of September 27, 2014, and December 28, 2013, respectively)	218,802	219,068
7% senior exchangeable notes due 2017	83,250	86,250
Other debt including capital leases	20,647	24,968
	1,251,805	1,185,525
Less current maturities	(6,719)	(9,174)
Long-term debt	$1,245,086	$1,176,351

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion as of September 27, 2014, and December 28, 2013. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for each debt instrument.

As of September 27, 2014, the Company was in compliance with all covenants under its long-term debt.

6.000% Senior Priority Secured Notes

On June 26, 2014, the Company's wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer") issued $540.0 million aggregate principal amount of 6.000% senior priority secured notes due 2019 (the "6.000% Notes"), which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 6.000% Notes were issued at par, pursuant to an indenture (the "6.000% Indenture") among the Subsidiary Issuer, Cenveo, Inc. and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. The Subsidiary Issuer will pay interest on the 6.000% Notes semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.000% Notes have no required principal payments prior to their maturity on August 1, 2019.  The 6.000% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its existing and future North American subsidiaries (other than the Subsidiary Issuer). As such, the 6.000% Notes rank pari passu with all of the Subsidiary Issuer's existing and future senior debt, and senior to any of the Subsidiary Issuer's subordinated debt and effectively junior to the Subsidiary Issuer's obligations under the Company's asset-based revolving credit facility (the "ABL Facility"). The Subsidiary Issuer may redeem the 6.000% Notes, in whole or in part, on or after February 1, 2019, at a redemption price of 100.0% plus accrued and unpaid interest. In addition, at any time between August 1, 2017, and February 1, 2019, the Subsidiary Issuer may redeem in whole or in part the remaining aggregate principal amount of the notes originally issued at a redemption price of 100% plus accrued and unpaid interest and a "make-whole" premium of not less than 1%. At any time prior to August 1, 2017, the Subsidiary Issuer may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 106.0% plus accrued and unpaid interest. Each holder of the 6.000% Notes has the right to require the Subsidiary Issuer to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 6.000% Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the Company's other subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 6.000% Indenture also contains certain customary affirmative covenants and events of default.

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

Net proceeds of the 6.000% Notes and 8.500% Notes were used to: (i) refinance the $360 million secured term loan facility (the "Term Loan Facility"), which at the time had a remaining principal balance of $327.3 million; (ii) refinance the 8.875% senior second lien notes due 2018 (the "8.875% Notes"), which at the time had a remaining principal balance of $400.0 million; and (iii) pay related fees, expenses and accrued interest. In connection with the issuance of the 6.000% Notes and the 8.500% Notes, the Company capitalized debt issuance costs of $14.7 million and $7.1 million, respectively, all of which will be amortized over the life of the 6.000% Notes and the 8.500% Notes.

A portion of the refinancing was accounted for as a modification of debt. As a result, the Company will continue to amortize a portion of the unamortized debt issuance costs on the 8.875% Notes and Term Loan Facility. The modification resulted in the recording of a discount of $5.9 million on the 6.000% Notes and $2.8 million on the 8.500% Notes.

7% Senior Exchangeable Notes

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Extinguishments

In the third quarter of 2014, the Company extinguished $1.4 million of its 11.5% senior notes due 2017 (the "11.5% Notes"). In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of $0.1 million, all of which is related to the write-off of original issuance discount. Additionally, in connection with the exchange of $3.0 million of its 7% Notes completed in the third quarter of 2014, the Company incurred a non-cash induced conversion expense of $1.1 million, which has been recorded in loss on early extinguishment of debt, net.

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

During the third quarter of 2013, the Company incurred an aggregate loss on early extinguishment of debt of $1.6 million related to the pay down of $15.0 million of debt relating to its Unsecured Term Loan, of which $0.9 million related to the write-off of unamortized debt issuance costs and $0.7 million related to the write-off of original issuance discount.

During the nine months ended September 28, 2013, the Company extinguished $30.0 million of its Unsecured Term Loan. In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $2.9 million, of which $1.6 million related to the write-off of unamortized debt issuance costs and $1.3 million related to the write-off of original issuance discount. Additionally during the nine months ended September 28, 2013, and in connection with the refinancing of its term loan and revolving credit facilities, the Company recorded a loss on early extinguishment of debt of approximately $6.4 million, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount.

In the first quarter of 2013, the Company extinguished all of its 7.875% senior subordinated notes due 2013 ("7.875% Notes"). In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $0.1 million, all of which relates to the write-off of unamortized debt issuance costs.

8. Commitments and Contingencies

Effective September 19, 2014, the Company reached an agreement with all defendants to settle all controversies and disputes, and agreed to dismiss all claims against defendants with prejudice, in connection with certain litigation arising out of the Company’s packaging division.  Pursuant to the settlement agreement, the Company received settlement proceeds from the litigation during the third quarter of 2014, which has been recorded in other (income) expense, net, in the Company’s consolidated statement of operations.   Additionally, certain defendants in the above-referenced action forfeited certain benefits, the effect of which has been recorded in other (income) expense, net, in the Company’s consolidated statement of operations.

The Company has incurred $2.6 million of legal expenses over several years related to this litigation, including $0.2 million and $0.9 million for the three and nine months ended September 27, 2014, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 28, 2013, respectively, which have been recorded in selling, general and administrative expenses in the Company’s statements of operations.  The Company is currently working with its insurance carriers regarding reimbursement of these expenses, however, no assurances can be provided.

The Company is party to various other legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material effect on the Company’s financial statements.

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

The Company participates in a number of multi-employer pension plans for union employees ("Multi-Employer Plans") and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Plans. Two of the Multi-Employer Plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers in these Multi-Employer Plans, continued participation in or withdrawal from these multi-employer pension plans could have a material effect on the Company’s financial statements.

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of September 27, 2014, and September 28, 2013.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of September 27, 2014, and December 28, 2013, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic (benefit) expense for the Company’s pension plans, SERP and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$—	$—	$1	$—
Interest cost	3,707	3,421	11,120	10,263
Expected return on plan assets	(5,206)	(4,618)	(15,618)	(13,854)
Net amortization and deferral	—	(2)	—	(6)
Recognized net actuarial loss	794	1,992	2,381	5,976
Net periodic (benefit) expense	$(705)	$793	$(2,116)	$2,379

Interest cost on projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three month periods ended September 27, 2014, and September 28, 2013, and $0.6 million in each of the nine month periods ended September 27, 2014, and September 28, 2013.

For the nine months ended September 27, 2014, the Company made total contributions of $11.5 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $2.8 million to its pension, SERP and OPEB plans for the remainder of 2014.

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.3 million and $0.9 million for the three months ended September 27, 2014, and September 28,

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013, respectively, and $2.0 million and $2.9 million for the nine months ended September 27, 2014, and September 28, 2013, respectively.

As of September 27, 2014, there was approximately $1.2 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 1.6 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the nine months ended September 27, 2014, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 28, 2013	1,778,000	$5.23	2.4	$259
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(95,625)	6.36
Outstanding at September 27, 2014	1,682,375	$5.16	1.7	$119
Exercisable at September 27, 2014	1,457,750	$5.41	1.4	$30

RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the nine months ended September 27, 2014, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 28, 2013	980,750	$3.91
Granted	88,236	3.06
Vested	(529,250)	4.44
Forfeited	(625)	5.62
Non-vested at September 27, 2014	539,111	$3.24

On May 1, 2014, 88,236 RSUs were issued to certain members of the Company's Board of Directors. The RSUs vest one year from the date of issuance. The fair value of these awards was determined based on the Company's stock price on the date of issuance.
The total fair value of RSUs which vested during the three and nine months ended September 27, 2014, was zero and $1.7 million, as of the respective vesting dates.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Acquisition Integration Plans
Upon the completion of the acquisition of certain assets of National, the Company developed and began implementing the National Plan. Since the date of acquisition, activities related to the National Plan have included the closure and consolidation of three envelope facilities on the west coast into one facility. Additionally, during the third quarter of 2014, the Company substantially completed the consolidation of seven additional envelope facilities into our existing operations and two new facilities. The Company expects the National Plan to be completed during 2014.
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
2012 Plan
In 2012, the Company announced the closure and consolidation of a print plant and an envelope plant into its existing operations. Additionally, the Company began implementing a cost savings initiative (the "2012 Plan"), which primarily focused on the Company's print and envelope segments and corporate expenses. This initiative focused on the consolidation of office and warehouse space and other overhead cost elimination plans, including headcount reductions.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2014 Activity

Restructuring and other charges for the three months ended September 27, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$31	$—	$—	$—	$—	$—	$31
Residual Plans	—	—	—	—	36	33	69
Acquisition Integration Plans	370	(28)	1,203	280	—	1,515	3,340
Total Envelope	401	(28)	1,203	280	36	1,548	3,440
Print
2014 Plan	210	(699)	—	—	—	92	(397)
2013 Plan	—	—	—	(29)	—	61	32
2012 Plan	—	—	—	5	7	—	12
Residual Plans	—	—	—	67	128	37	232
Total Print	210	(699)	—	43	135	190	(121)
Label and Packaging
2014 Plan	220	—	—	—	—	—	220
Total Label and Packaging	220	—	—	—	—	—	220
Corporate
2014 Plan	2,017	—	—	—	—	—	2,017
2013 Plan	—	—	—	—	—	15	15
Total Corporate	2,017	—	—	—	—	15	2,032
Total Restructuring and Other Charges	$2,848	$(727)	$1,203	$323	$171	$1,753	$5,571

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the nine months ended September 27, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$112	$—	$—	$—	$—	$—	$112
2013 Plan	(1)	—	—	—	—	—	(1)
2012 Plan	—	—	—	(198)	—	1	(197)
Residual Plans	—	—	—	—	102	87	189
Acquisition Integration Plans	2,095	2,186	2,821	1,884	—	2,986	11,972
Total Envelope	2,206	2,186	2,821	1,686	102	3,074	12,075
Print
2014 Plan	362	(699)	—	—	—	193	(144)
2013 Plan	299	(41)	—	178	—	455	891
2012 Plan	—	—	—	14	739	—	753
Residual Plans	—	—	—	143	234	606	983
Total Print	661	(740)	—	335	973	1,254	2,483
Label and Packaging
2014 Plan	792	—	—	—	—	—	792
2013 Plan	27	—	—	—	—	—	27
Residual Plans	—	—	—	28	—	—	28
Total Label and Packaging	819	—	—	28	—	—	847
Corporate
2014 Plan	3,390	—	—	—	—	46	3,436
2013 Plan	—	—	—	—	—	15	15
Total Corporate	3,390	—	—	—	—	61	3,451
Total Restructuring and Other Charges	$7,076	$1,446	$2,821	$2,049	$1,075	$4,389	$18,856

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2013 Activity

Restructuring and other charges for the three months ended September 28, 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2013 Plan	$35	$—	$—	$104	$—	$41	$180
2012 Plan	(18)	—	10	(1)	—	54	45
Residual Plans	—	—	—	—	28	26	54
Acquisition Integration Plans	(142)	263	287	22	—	181	611
Total Envelope	(125)	263	297	125	28	302	890
Print
2013 Plan	1,173	—	—	95	—	51	1,319
2012 Plan	—	—	—	3	—	—	3
Residual Plans	—	—	—	68	92	54	214
Total Print	1,173	—	—	166	92	105	1,536
Label and Packaging
2013 Plan	723	—	—	—	—	1	724
Residual Plans	—	—	—	13	—	—	13
Total Label and Packaging	723	—	—	13	—	1	737
Corporate
2013 Plan	36	—	—	64	—	43	143
Residual Plans	—	—	—	—	—	31	31
Total Corporate	36	—	—	64	—	74	174
Total Restructuring and Other Charges	$1,807	$263	$297	$368	$120	$482	$3,337

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the nine months ended September 28, 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2013 Plan	$114	$—	$10	$104	$—	$61	$289
2012 Plan	(36)	118	193	203	—	691	1,169
Residual Plans	—	—	—	—	77	37	114
Acquisition Integration Plans	319	133	996	25	—	520	1,993
Total Envelope	397	251	1,199	332	77	1,309	3,565
Print
2013 Plan	2,313	—	—	185	—	65	2,563
2012 Plan	(74)	147	39	7	—	56	175
Residual Plans	—	—	10	489	245	197	941
Total Print	2,239	147	49	681	245	318	3,679
Label and Packaging
2013 Plan	1,078	—	—	—	—	13	1,091
Residual Plans	(4)	—	—	(148)	—	—	(152)
Total Label and Packaging	1,074	—	—	(148)	—	13	939
Corporate
2013 Plan	1,827	—	—	64	—	64	1,955
Residual Plans	23	—	—	—	—	82	105
Total Corporate	1,850	—	—	64	—	146	2,060
Total Restructuring and Other Charges	$5,560	$398	$1,248	$929	$322	$1,786	$10,243

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2014 Plan
Balance as of December 28, 2013	$—	$—	$—	$—	$—
Accruals, net	4,656	—	—	239	4,895
Payments	(2,780)	—	—	(239)	(3,019)
Balance as of September 27, 2014	$1,876	$—	$—	$—	$1,876
2013 Plan
Balance as of December 28, 2013	$837	$56	$—	$—	$893
Accruals, net	325	178	—	470	973
Payments	(1,027)	(230)	—	(470)	(1,727)
Balance as of September 27, 2014	$135	$4	$—	$—	$139

2012 Plan
Balance as of December 28, 2013	$—	$327	$5,400	$—	$5,727
Accruals, net	—	(184)	739	1	556
Payments	—	(93)	(320)	(1)	(414)
Balance as of September 27, 2014	$—	$50	$5,819	$—	$5,869

Residual Plans
Balance as of December 28, 2013	$—	$1,017	$15,155	$—	$16,172
Accruals, net	—	171	336	693	1,200
Payments	—	(469)	(1,944)	(693)	(3,106)
Balance as of September 27, 2014	$—	$719	$13,547	$—	$14,266

Acquisition Integration Plans
Balance as of December 28, 2013	$155	$2,503	$—	$—	$2,658
Accruals, net	2,095	1,884	—	5,807	9,786
Payments	(1,915)	(3,243)	—	(5,807)	(10,965)
Balance as of September 27, 2014	$335	$1,144	$—	$—	$1,479

Total Restructuring Liability	$2,346	$1,917	$19,366	$—	$23,629

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of AOCI, net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 28, 2013	$(1,584)	$(38,716)	$(40,300)
Other comprehensive (loss) income before reclassifications	(334)	—	(334)
Amounts reclassified from AOCI	—	1,440	1,440
Other comprehensive (loss) income	(334)	1,440	1,106
Balance as of September 27, 2014	$(1,918)	$(37,276)	$(39,194)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Changes in pension and other employee benefit accounts:
Net actuarial losses (1)	$794	$—	$2,381	$—	Selling, general and administrative expenses
	794	—	2,381	—	Total before tax
Taxes	(314)	—	(941)	—	Income tax (benefit) expense
Total reclassifications for the period	$480	$—	$1,440	$—	Net of tax
 __________________________

(1)	In the first quarter of 2014, the Company began to reclassify the amortization of net actuarial losses from AOCI on a quarterly basis. Previously, these amounts were reclassified on an annual basis.

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

For the nine months ended September 27, 2014, and September 28, 2013, the effect of approximately 20.3 million and 24.0 million shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of the Equity Awards, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 27, 2014, and September 28, 2013 (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Numerator for basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(10,794)	$13,427	$(66,882)	$(26,059)
(Loss) income from discontinued operations, net of taxes	(99)	13,492	1,518	14,950
Net (loss) income	$(10,893)	$26,919	$(65,364)	$(11,109)
Numerator for diluted (loss) income per share:
(Loss) income from continuing operations - as reported	$(10,794)	$13,427	$(66,882)	$(26,059)
Interest expense on 7% Notes, net of taxes	—	1,020	—	—
(Loss) income from continuing operations - after assumed conversions of dilutive shares	(10,794)	14,447	(66,882)	(26,059)
(Loss) income from discontinued operations, net of taxes	(99)	13,492	1,518	14,950
Net (loss) income for diluted loss per share - after assumed conversions of dilutive shares	$(10,893)	$27,939	$(65,364)	$(11,109)
Denominator for weighted average common shares outstanding:
Basic shares	67,296	64,333	66,709	64,032
Dilutive effect of 7% Notes	—	20,831	—	—
Dilutive effect of Equity Awards	—	868	—	—
Diluted shares	67,296	86,032	66,709	64,032

(Loss) income per share – basic:
Continuing operations	$(0.16)	$0.21	$(1.00)	$(0.40)
Discontinued operations	—	0.21	0.02	0.23
Net (loss) income	$(0.16)	$0.42	$(0.98)	$(0.17)

(Loss) income per share – diluted:
Continuing operations	$(0.16)	$0.16	$(1.00)	$(0.40)
Discontinued operations	—	0.16	0.02	0.23
Net (loss) income	$(0.16)	$0.32	$(0.98)	$(0.17)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present certain segment information (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales:
Envelope	$227,069	$177,717	$698,333	$505,474
Print	133,306	140,331	386,689	389,130
Label and Packaging	120,201	124,733	365,083	373,331
Total	$480,576	$442,781	$1,450,105	$1,267,935
Operating income (loss):
Envelope	$4,328	$8,119	$23,466	$27,254
Print	6,866	6,874	12,847	9,899
Label and Packaging	8,262	9,245	29,503	33,697
Corporate	(10,126)	(7,714)	(33,067)	(25,806)
Total	$9,330	$16,524	$32,749	$45,044
Restructuring and other charges:
Envelope	$3,440	$890	$12,075	$3,565
Print	(121)	1,536	2,483	3,679
Label and Packaging	220	737	847	939
Corporate	2,032	174	3,451	2,060
Total	$5,571	$3,337	$18,856	$10,243
Depreciation and intangible asset amortization:
Envelope	$4,556	$3,601	$14,844	$10,850
Print	5,530	4,807	17,282	15,955
Label and Packaging	4,370	4,638	12,660	13,739
Corporate	1,180	1,004	3,710	3,740
Total	$15,636	$14,050	$48,496	$44,284
Net sales by product line:
Envelope	$227,069	$177,717	$698,333	$505,474
Print	133,306	140,331	386,689	389,130
Label	81,492	84,494	242,653	252,011
Packaging	38,709	40,239	122,430	121,320
Total	$480,576	$442,781	$1,450,105	$1,267,935
Intercompany sales:
Envelope	$1,966	$1,145	$4,725	$3,134
Print	3,673	609	11,385	3,431
Label and Packaging	3,957	3,372	8,080	7,064
Total	$9,596	$5,126	$24,190	$13,629

	September 27, 2014	December 28, 2013
Total assets:
Envelope	$454,626	$472,334
Print	306,897	320,720
Label and Packaging	375,740	356,183
Corporate	69,103	64,467
Total	$1,206,366	$1,213,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Subsidiary Issuer issued the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, the 7% Notes, and the 11.5% Notes (collectively with the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, and the 7% Notes, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly owned North American subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of September 27, 2014, and December 28, 2013, and for the three and nine months ended September 27, 2014, and September 28, 2013.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET September 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,212	$281	$1,555	$—	$11,048
Accounts receivable, net	—	129,478	153,465	4,507	—	287,450
Inventories	—	74,448	82,292	1,663	—	158,403
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	52,801	7,162	3,157	—	63,120
Assets of discontinued operations - current	—	—	20	—	—	20
Total current assets	—	302,877	246,465	10,882	(40,183)	520,041

Investment in subsidiaries	(555,643)	1,928,680	3,805	7,829	(1,384,671)	—
Property, plant and equipment, net	—	126,915	161,782	586	—	289,283
Goodwill	—	25,540	155,335	5,396	—	186,271
Other intangible assets, net	—	10,129	149,065	936	—	160,130
Other assets, net	—	44,653	5,486	502	—	50,641
Total assets	$(555,643)	$2,438,794	$721,938	$26,131	$(1,424,854)	$1,206,366

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$3,719	$—	$—	$6,719
Accounts payable	—	137,127	107,119	1,842	—	246,088
Accrued compensation and related liabilities	—	25,465	7,993	533	—	33,991
Other current liabilities	—	64,632	19,943	1,170	—	85,745
Liabilities of discontinued operations - current	—	—	85	—	—	85
Intercompany payable (receivable)	—	1,412,403	(1,422,004)	9,601	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,642,627	(1,246,207)	16,391	(40,183)	372,628

Long-term debt	—	1,243,409	1,677	—	—	1,245,086
Other liabilities	—	108,401	37,788	(1,894)	—	144,295
Shareholders’ (deficit) equity	(555,643)	(555,643)	1,928,680	11,634	(1,384,671)	(555,643)
Total liabilities and shareholders’ (deficit) equity	$(555,643)	$2,438,794	$721,938	$26,131	$(1,424,854)	$1,206,366

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended September 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$230,496	$246,196	$3,884	$—	$480,576
Cost of sales	—	204,889	202,812	2,441	—	410,142
Selling, general and administrative expenses	—	30,705	21,923	449	—	53,077
Amortization of intangible assets	—	181	2,164	111	—	2,456
Restructuring and other charges	—	5,043	528	—	—	5,571
Operating (loss) income	—	(10,322)	18,769	883	—	9,330
Interest expense, net	—	25,893	121	—	—	26,014
Intercompany interest (income) expense	—	(341)	341	—	—	—
Loss on early extinguishment of debt, net	—	1,280	—	—	—	1,280
Other income, net	—	(674)	(6,305)	(34)	—	(7,013)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(36,480)	24,612	917	—	(10,951)
Income tax expense (benefit)	—	383	(737)	197	—	(157)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(36,863)	25,349	720	—	(10,794)
Equity in (loss) income of subsidiaries	(10,893)	25,962	720	—	(15,789)	—
(Loss) income from continuing operations	(10,893)	(10,901)	26,069	720	(15,789)	(10,794)
Income (loss) from discontinued operations, net of taxes	—	8	(107)	—	—	(99)
Net (loss) income	(10,893)	(10,893)	25,962	720	(15,789)	(10,893)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(587)	(1,067)	(293)	—	1,947	—
Changes in pension and other employee benefit accounts, net of taxes	—	480	—	—	—	480
Currency translation adjustment	—	—	(774)	(293)	—	(1,067)
Comprehensive (loss) income	$(11,480)	$(11,480)	$24,895	$427	$(13,842)	$(11,480)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the nine months ended September 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$699,188	$740,750	$10,167	$—	$1,450,105
Cost of sales	—	609,695	608,142	6,898	—	1,224,735
Selling, general and administrative expenses	—	98,211	65,074	1,126	—	164,411
Amortization of intangible assets	—	551	8,426	377	—	9,354
Restructuring and other charges	—	15,491	3,365	—	—	18,856
Operating (loss) income	—	(24,760)	55,743	1,766	—	32,749
Interest expense, net	—	80,235	355	—	—	80,590
Intercompany interest (income) expense	—	(827)	827	—	—	—
Loss on early extinguishment of debt, net	—	27,778	—	—	—	27,778
Other income, net	—	(448)	(6,849)	(13)	—	(7,310)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(131,498)	61,410	1,779	—	(68,309)
Income tax (benefit) expense	—	(605)	(1,226)	404	—	(1,427)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(130,893)	62,636	1,375	—	(66,882)
Equity in (loss) income of subsidiaries	(65,364)	65,340	1,375	—	(1,351)	—
(Loss) income from continuing operations	(65,364)	(65,553)	64,011	1,375	(1,351)	(66,882)
Income from discontinued operations, net of taxes	—	189	1,329	—	—	1,518
Net (loss) income	(65,364)	(65,364)	65,340	1,375	(1,351)	(65,364)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,106	(334)	289	—	(1,061)	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,440	—	—	—	1,440
Currency translation adjustment	—	—	(623)	289	—	(334)
Comprehensive (loss) income	$(64,258)	$(64,258)	$65,006	$1,664	$(2,412)	$(64,258)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,971	$(92,447)	$89,164	$(4,098)	$—	$(5,410)
Net cash used in operating activities of discontinued operations	—	(846)	(1,005)	—	—	(1,851)
Net cash provided by (used in) operating activities	1,971	(93,293)	88,159	(4,098)	—	(7,261)
Cash flows from investing activities:
Capital expenditures	—	(16,515)	(11,280)	(47)	—	(27,842)
Purchase of investment	—	(2,000)	—	—	—	(2,000)
Proceeds from sale of property, plant and equipment	—	1,533	302	—	—	1,835
Net cash used in investing activities of continuing operations	—	(16,982)	(10,978)	(47)	—	(28,007)
Net cash provided by investing activities of discontinued operations	—	1,033	1,163	—	—	2,196
Net cash used in investing activities	—	(15,949)	(9,815)	(47)	—	(25,811)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000	—	—	—	540,000
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000	—	—	—	250,000
Payment of financing-related costs and expenses and debt issuance discounts	—	(35,721)	—	—	—	(35,721)
Repayments of other long-term debt	—	(4,477)	(2,032)	—	—	(6,509)
Repayment of 11.5% senior notes due 2017	—	(1,430)	—	—	—	(1,430)
Purchase and retirement of common stock upon vesting of RSUs	(562)	—	—	—	—	(562)
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)	—	—	—	(10,000)
Repayment of Term Loan Facility due 2017	—	(329,100)	—	—	—	(329,100)
Repayment of 8.875% senior second lien notes due 2018	—	(400,000)	—	—	—	(400,000)
Borrowings under ABL Facility due 2017	—	389,600	—	—	—	389,600
Repayments under ABL Facility due 2017	—	(363,500)	—	—	—	(363,500)
Intercompany advances	(1,409)	73,578	(76,035)	3,866	—	—
Net cash (used in) provided by financing activities	(1,971)	108,950	(78,067)	3,866	—	32,778
Effect of exchange rate changes on cash and cash equivalents	—	—	4	9	—	13
Net (decrease) increase in cash and cash equivalents	—	(292)	281	(270)	—	(281)
Cash and cash equivalents at beginning of period	—	9,504	—	1,825	—	11,329
Cash and cash equivalents at end of period	$—	$9,212	$281	$1,555	$—	$11,048

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,504	$—	$1,825	$—	$11,329
Accounts receivable, net	—	128,214	152,091	1,281	—	281,586
Inventories	—	89,830	71,722	13	—	161,565
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	46,050	6,813	2,490	—	55,353
Assets of discontinued operations - current	—	—	132	—	—	132
Total current assets	—	310,536	230,758	5,609	(36,938)	509,965

Investment in subsidiaries	(496,980)	1,865,003	5,385	6,725	(1,380,133)	—
Property, plant and equipment, net	—	134,326	169,770	811	—	304,907
Goodwill	—	25,540	155,561	5,335	—	186,436
Other intangible assets, net	—	9,930	157,621	1,198	—	168,749
Other assets, net	—	37,952	5,175	487	—	43,614
Assets of discontinued operations - long-term	—	—	33	—	—	33
Total assets	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,600	$2,574	$—	$—	$9,174
Accounts payable	—	148,678	94,889	661	—	244,228
Accrued compensation and related liabilities	—	20,684	10,969	486	—	32,139
Other current liabilities	—	60,845	19,674	679	—	81,198
Liabilities of discontinued operations - current	—	1,372	641	—	—	2,013
Intercompany payable (receivable)	—	1,341,397	(1,349,273)	7,876	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,579,576	(1,183,588)	9,702	(36,938)	368,752

Long-term debt	—	1,173,457	2,894	—	—	1,176,351
Other liabilities	—	127,234	39,994	(1,647)	—	165,581
Shareholders’ (deficit) equity	(496,980)	(496,980)	1,865,003	12,110	(1,380,133)	(496,980)
Total liabilities and shareholders’ (deficit) equity	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended September 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$187,592	$251,212	$3,977	$—	$442,781
Cost of sales	—	163,606	200,099	3,651	—	367,356
Selling, general and administrative expenses	—	30,172	22,704	229	—	53,105
Amortization of intangible assets	—	137	2,189	133	—	2,459
Restructuring and other charges	—	1,992	1,344	1	—	3,337
Operating (loss) income	—	(8,315)	24,876	(37)	—	16,524
Gain on bargain purchase	—	(17,270)	8	—	—	(17,262)
Interest expense, net	—	27,482	122	7	—	27,611
Intercompany interest (income) expense	—	(281)	281	—	—	—
Loss on early extinguishment of debt, net	—	1,593	—	—	—	1,593
Other expense (income), net	—	768	(84)	(89)	—	595
(Loss) income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(20,607)	24,549	45	—	3,987
Income tax (benefit) expense	—	(3,544)	(5,932)	36	—	(9,440)
(Loss) income from continuing operations before equity in income (loss) of subsidiaries	—	(17,063)	30,481	9	—	13,427
Equity in income (loss) of subsidiaries	26,919	37,380	9	—	(64,308)	—
Income (loss) from continuing operations	26,919	20,317	30,490	9	(64,308)	13,427
Income from discontinued operations, net of taxes	—	6,602	6,890	—	—	13,492
Net income (loss)	26,919	26,919	37,380	9	(64,308)	26,919
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(31)	(31)	(1,073)	—	1,135	—
Currency translation adjustment	—	—	1,042	(1,073)	—	(31)
Comprehensive income (loss)	$26,888	$26,888	$37,349	$(1,064)	$(63,173)	$26,888

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the nine months ended September 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$516,022	$741,124	$10,789	$—	$1,267,935
Cost of sales	—	444,788	601,643	9,961	—	1,056,392
Selling, general and administrative expenses	—	83,814	64,318	651	—	148,783
Amortization of intangible assets	—	411	6,664	398	—	7,473
Restructuring and other charges	—	6,841	3,388	14	—	10,243
Operating (loss) income	—	(19,832)	65,111	(235)	—	45,044
Gain on bargain purchase	—	(17,270)	8	—	—	(17,262)
Interest expense, net	—	85,080	341	—	—	85,421
Intercompany interest (income) expense	—	(935)	935	—	—	—
Loss on early extinguishment of debt, net	—	9,440	—	—	—	9,440
Other expense (income), net	—	1,646	(2,783)	(263)	—	(1,400)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(97,793)	66,610	28	—	(31,155)
Income tax (benefit) expense	—	(833)	(4,324)	61	—	(5,096)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(96,960)	70,934	(33)	—	(26,059)
Equity in (loss) income of subsidiaries	(11,109)	76,670	(33)	—	(65,528)	—
(Loss) income from continuing operations	(11,109)	(20,290)	70,901	(33)	(65,528)	(26,059)
Income from discontinued operations, net of taxes	—	9,181	5,769	—	—	14,950
Net (loss) income	(11,109)	(11,109)	76,670	(33)	(65,528)	(11,109)
Other comprehensive (loss) income :
Other comprehensive (loss) income of subsidiaries	(3,139)	(3,139)	(2,992)	—	9,270	—
Currency translation adjustment	—	—	(147)	(2,992)	—	(3,139)
Comprehensive (loss) income	$(14,248)	$(14,248)	$73,531	$(3,025)	$(56,258)	$(14,248)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$2,879	$(116,022)	$125,347	$(1,506)	$—	$10,698
Net cash provided by operating activities of discontinued operations	—	6,503	552	—	—	7,055
Net cash provided by (used in) operating activities	2,879	(109,519)	125,899	(1,506)	—	17,753
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(33,166)	—	—	—	(33,166)
Capital expenditures	—	(9,883)	(13,021)	(141)	—	(23,045)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from insurance claim	—	—	3,036	—	—	3,036
Proceeds from sale of property, plant and equipment	—	250	7,611	—	—	7,861
Net cash used in investing activities of continuing operations	—	(44,449)	(2,374)	(141)	—	(46,964)
Net cash provided by investing activities of discontinued operations	—	20,715	21,999	—	—	42,714
Net cash (used in) provided by investing activities	—	(23,734)	19,625	(141)	—	(4,250)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Repayment of Term Loan B due 2016	—	(390,005)	—	—	—	(390,005)
Payment of financing-related costs and expenses and debt issuance discounts	—	(15,219)	—	—	—	(15,219)
Proceeds from issuance of other long-term debt	—	20,000	—	—	—	20,000
Repayments of other long-term debt	—	—	(3,323)	—	—	(3,323)
Purchase and retirement of common stock upon vesting of RSUs	(509)	—	—	—	—	(509)
Repayments under Revolving Credit Facility, net	—	(18,000)	—	—	—	(18,000)
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	—	(30,000)	—	—	—	(30,000)
Proceeds from exercise of stock options	76	—	—	—	—	76
Proceeds from issuance of Term Loan Facility due 2017	—	360,000	—	—	—	360,000
Borrowings under ABL Facility due 2017	—	474,400	—	—	—	474,400
Repayments under ABL Facility due 2017	—	(392,600)	—	—	—	(392,600)
Intercompany advances	(2,446)	143,668	(142,462)	1,240	—	—
Net cash (used in) provided by financing activities	(2,879)	134,396	(145,785)	1,240	—	(13,028)
Effect of exchange rate changes on cash and cash equivalents	—	—	34	(81)	—	(47)
Net increase (decrease) in cash and cash equivalents	—	1,143	(227)	(488)	—	428
Cash and cash equivalents at beginning of period	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of period	$—	$6,906	$59	$1,573	$—	$8,538

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013, which we refer to as our 2013 Form 10-K. Item 7 of our 2013 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 27, 2014.

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

Envelope. We are the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our envelope segment represented approximately 47.2% and 48.2% of our net sales for the three and nine months ended September 27, 2014, respectively.

Our envelope segment offers direct mail products used for customer solicitations and transactional envelopes used for billing and remittance by end users including financial institutions, insurance companies and telecommunications companies. We also produce a broad line of specialty and stock envelopes which are sold through wholesalers, and to the office product market through distributors.

Print. We are one of the leading commercial printers in North America. Our print segment represented approximately 27.7% and 26.7% of our net sales for the three and nine months ended September 27, 2014, respectively.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. On December 31, 2012, we added to our label business with the acquisition of Express Label Company, which we refer to as Express Label. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 25.0% and 25.2% of our net sales for the three and nine months ended September 27, 2014, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and nine months ended September 27, 2014, and September 28, 2013, followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the three and nine months ended September 27, 2014, include the operating results of National. Our results for the three and nine months ended September 28, 2013, include the operating results of National beginning on September 16, 2013, the date of acquisition.
2014 Overview
The print-related industries are highly fragmented and extremely competitive due to over-capacity and pricing pressures. We believe these factors, combined with a slow general economic recovery, have continued to impact our results of operations in 2014.

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

In addition, the uncoated free sheet paper market, which is the primary input for our envelope segment and certain other products, experienced supply reductions beginning in the fourth quarter of 2013, and into the first quarter of 2014. As a result, our suppliers announced price increases which became effective for us during our fourth quarter of 2013. We began to pass along these increases, as well as other ancillary raw material costs, which we were unable to pass through to our envelope customers over the previous two years, in the fourth quarter of 2013. We have had early success passing along price increases, resulting in an increase in our average selling price in 2014 versus 2013, which has more than offset the average year-over-year increase in uncoated free sheet paper prices. However, we cannot be assured we will be successful in every effort, and any increase in price may have an adverse impact on future product orders from our customers.

Integrating Certain Assets of National

We believe our acquisition of certain assets of National will provide much needed capacity reductions within the envelope industry. We developed and began implementing our plan to integrate those assets with our existing envelope operations in the third quarter of 2013. The integration has taken in excess of a year to complete due to the condition of National’s operating platform and asset base at the time of acquiring these assets out of bankruptcy. To date, we have completed the consolidation of our west coast operations, which included the consolidation of three envelope facilities into one facility. Additionally, during the third quarter of 2014, we substantially completed the consolidation of seven additional envelope facilities into our existing operations and two new facilities, which had originally been scheduled to be completed in 2015. As a result of this accelerated consolidation, we experienced inefficiencies in our operations that we originally anticipated occurring over a longer duration in our initial integration plan. Our third quarter 2014 results reflect the impact of this accelerated timeline, and we expect that some disruption will continue into the fourth quarter of 2014. We believe this accelerated integration timeline will better position us for 2015 and beyond.

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

Improving our Capital Structure

Since the beginning of 2011, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leveraged loan and high yield debt market conditions. Since we began this initiative, we have reduced our outstanding debt and weighted average interest rate, despite our continued reinvestments of cash into our businesses via four acquisitions, focused capital expenditures, and incurring over $90 million in transaction costs associated with the improvement of our capital structure. In December of 2013, primarily due to our acquisition of certain assets of National, we increased our borrowing capacity on our asset-based revolving credit facility, which we refer to as the ABL Facility, to $230 million from $200 million, which was supported by over $60 million of suppressed capacity underlying our ABL Facility at the time. The accordion feature within our ABL Facility will, subject to the satisfaction of customary conditions, permit us to borrow up to an additional $20 million to further enhance our capital structure by using this lower interest rate vehicle to address our higher interest rate debt currently outstanding.

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

Discontinued Operations

In September 2013, we completed the sale of our custom envelope business, which we refer to as Custom Envelope, within our envelope segment. We received total net proceeds of $47.0 million, of which $1.0 million and $1.2 million were received in the first and second quarters of 2014, respectively. The operating results of this divestiture are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

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

See below for a summary of net sales and operating income for our reportable segments that we use internally to assess our operating performance. Our fiscal quarters end on the Saturday closest to the last day of the calendar month. Our three and nine month reporting periods consisted of 13 weeks and 39 weeks, respectively, and ended on September 27, 2014, and September 28, 2013.

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$480,576	$442,781	$1,450,105	$1,267,935
Operating income (loss):
Envelope	$4,328	$8,119	$23,466	$27,254
Print	6,866	6,874	12,847	9,899
Label and Packaging	8,262	9,245	29,503	33,697
Corporate	(10,126)	(7,714)	(33,067)	(25,806)
Total operating income	9,330	16,524	32,749	45,044
Gain on bargain purchase	—	(17,262)	—	(17,262)
Interest expense, net	26,014	27,611	80,590	85,421
Loss on early extinguishment of debt, net	1,280	1,593	27,778	9,440
Other (income) expense, net	(7,013)	595	(7,310)	(1,400)
(Loss) income from continuing operations before income taxes	(10,951)	3,987	(68,309)	(31,155)
Income tax benefit	(157)	(9,440)	(1,427)	(5,096)
(Loss) income from continuing operations	(10,794)	13,427	(66,882)	(26,059)
(Loss) income from discontinued operations, net of taxes	(99)	13,492	1,518	14,950
Net (loss) income	$(10,893)	$26,919	$(65,364)	$(11,109)
(Loss) income per share – basic:
Continuing operations	$(0.16)	$0.21	$(1.00)	$(0.40)
Discontinued operations	—	0.21	0.02	0.23
Net (loss) income	$(0.16)	$0.42	$(0.98)	$(0.17)

(Loss) income per share – diluted:
Continuing operations	$(0.16)	$0.16	$(1.00)	$(0.40)
Discontinued operations	—	0.16	0.02	0.23
Net (loss) income	$(0.16)	$0.32	$(0.98)	$(0.17)

Net Sales

Net sales increased $37.8 million, or 8.5%, in the third quarter of 2014, as compared to the third quarter of 2013. Sales in our envelope segment increased $49.4 million, which was partially offset by decreased sales of $7.0 million in our print segment and decreased sales of $4.5 million in our label and packaging segment.

Net sales increased $182.2 million, or 14.4%, in the first nine months of 2014, as compared to the first nine months of 2013. Sales in our envelope segment increased $192.9 million, which was partially offset by decreased sales of $8.2 million in our label and packaging segment and decreased sales of $2.4 million in our print segment.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $7.2 million, or 43.5%, in the third quarter of 2014, as compared to the third quarter of 2013. This decrease was due to a decrease in operating income from our envelope segment of $3.8 million, an increase in corporate expenses of $2.4 million, and a decrease in operating income from our label and packaging segment of $1.0 million. Operating income from our print segment remained flat for the third quarter of 2014, as compared to the third quarter of 2013.

Operating income decreased $12.3 million, or 27.3%, in the first nine months of 2014, as compared to the first nine months of 2013. This decrease was due to an increase in corporate expenses of $7.3 million, a decrease in operating income from our label and packaging segment of $4.2 million, and a decrease in operating income from our envelope segment of $3.8 million, partially offset by an increase in operating income from our print segment of $2.9 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

During the three and nine months ended September 28, 2013, in connection with the acquisition of certain assets of National, we recognized a bargain purchase gain of approximately $17.3 million.

Interest Expense

Interest expense decreased $1.6 million to $26.0 million in the third quarter of 2014, as compared to $27.6 million in the third quarter of 2013. Interest expense decreased $4.8 million to $80.6 million in the first nine months of 2014, as compared to $85.4 million in the first nine months of 2013. The decrease was primarily due to: (i) a lower weighted average interest rate as a result of the debt refinancings in the second quarters of 2013 and 2014; and (ii) principal repayments made on our Unsecured Term Loan, and on our Term Loan Facility, since the first quarter of 2013 using cash flow from operations and proceeds from the sale of Custom Envelope.

Interest expense in the third quarter of 2014 reflected average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.3%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.0% in the third quarter of 2013. Interest expense in the first nine months of 2014 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.6%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.3% in the first nine months of 2013.

We expect interest expense for the remainder of 2014 will be lower than the same period in 2013, primarily due to the refinancing of the Term Loan Facility and 8.875% Notes in the second quarter of 2014, and the concurrent repayment in full of the Unsecured Term Loan.

Loss on Early Extinguishment of Debt

In the third quarter of 2014, we extinguished $1.4 million of our 11.5% senior notes due 2017, which we refer to as the 11.5% Notes. In connection with the extinguishment, we recorded a loss on early extinguishment of debt of $0.1 million, all of which is related to the write-off of original issuance discount.

Additionally, during the third quarter of 2014, we exchanged $3.0 million of our 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes, for approximately one million shares of our common stock. In connection with this transaction, we incurred a non-cash induced conversion expense of $1.1 million, which has been recorded in loss on early extinguishment of debt, net.

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

During the third quarter of 2013, we incurred an aggregate loss on early extinguishment of $1.6 million related to the pay down of $15.0 million of debt relating to our Unsecured Term Loan, of which $0.9 million related to the write-off of unamortized debt issuance costs and $0.7 million related to the write-off of original issuance discount.

During the nine months ended September 28, 2013, we extinguished $30.0 million of our Unsecured Term Loan. In connection with the extinguishment, we recorded a loss on early extinguishment of debt of approximately $2.9 million, of which $1.6 million related to the write-off of unamortized debt issuance costs and $1.3 million related to the write-off of original issuance discount. Additionally during the nine months ended September 28, 2013, and in connection with the refinancing of our term loan and revolving credit facilities, we recorded a loss on early extinguishment of debt of approximately $6.4 million, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount.

During the first quarter of 2013, in connection with refinancing activities, we incurred a loss on early extinguishment of debt of $0.1 million, which related to unamortized debt issuance costs associated with the extinguishment of our 7.875% senior subordinated notes due 2013, which we refer to as the 7.875% Notes.

Other (Income) Expense, Net

During the third quarter of 2014 and the first nine months of 2014, respectively, we recognized other income, net, of $7.0 million and $7.3 million. This is primarily comprised of the receipt of settlement proceeds and the forfeiture of certain benefits in connection with certain litigation arising out of the Company’s packaging division.

Income Taxes

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)		(in thousands)
Income tax benefit from U.S. operations	$(54)	$(9,417)	$(1,313)	$(5,106)
Income tax (benefit) expense from foreign operations	(103)	(23)	(114)	10
Income tax benefit	$(157)	$(9,440)	$(1,427)	$(5,096)
Effective income tax rate	1.4%	(236.8)%	2.1%	16.4%

Income Tax Expense

In the third quarter of 2014, we had an income tax benefit of $0.2 million, compared to an income tax benefit of $9.4 million in the third quarter of 2013. The tax benefit for the third quarter of 2014 and the tax benefit for the third quarter of 2013 primarily related to income taxes on our domestic operations.

In the first nine months of 2014, we had an income tax benefit of $1.4 million, compared to an income tax benefit of $5.1 million in the first nine months of 2013. The tax benefit for the first nine months of 2014 and the tax benefit for the first nine months of 2013 primarily related to income taxes on our domestic operations.

Our effective tax rate for the three and nine months ended September 27, 2014 was lower than the federal statutory rate, primarily due to recording a valuation allowance charge of $3.0 million and $20.8 million during the three and nine months ended September 27, 2014, against deferred tax assets generated in the respective periods, primarily from pre-tax operating losses. Our effective tax rate for the three and nine months ended September 28, 2013, was lower than the federal statutory rate primarily due to non-deductible expenses and state income taxes.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we increased our valuation allowance related to those net deferred tax assets by $3.0 million to $124.1 million in the three months ended September 27, 2014. Deferred tax assets related to foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During the three months ended September 27, 2014, our valuation allowance related to these deferred tax assets was unchanged at $7.4 million.

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

(Loss) Income from Discontinued Operations, Net of Taxes
As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within our manufacturing platform, we decided to exit the San Francisco market and closed a manufacturing facility within the print segment in the second quarter of 2013. Additionally, in the third quarter of 2013, we completed the sale of Custom Envelope within the envelope segment. The results of operations and cash flows of these businesses are reflected within discontinued operations for all periods presented herein, including the related tax effects.
In the third quarter of 2014, loss from Discontinued Operations was $0.1 million, primarily comprised of expenses related to our former San Francisco print facility.
In the first nine months of 2014, income from Discontinued Operations was $1.5 million, primarily comprised of a $1.6 million gain related to the sale of Custom Envelope, net of tax expense of $1.0 million.
In the third quarter of 2013, income from Discontinued Operations was $13.5 million, comprised of: (i) the gain on the sale of Custom Envelope of $12.5 million, net of tax expense of $10.7 million; (ii) income from operations of $1.3 million, net of tax expense of $0.8 million, related to Custom Envelope; and (iii) a loss from operations of $0.3 million, net of a tax benefit of $0.2 million, related to our San Francisco print facility.

In the first nine months of 2013, income from Discontinued Operations was $15.0 million, which includes: (i) the gain on the sale of Custom Envelope of $12.5 million, net of tax expense of $10.7 million; (ii) income from operations of $4.2 million, net of tax expense of $2.8 million, related to Custom Envelope; and (iii) a loss from operations related to San Francisco of $1.8 million, net of a tax benefit of $0.1 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)		(in thousands)
Segment net sales	$227,069	$177,717	$698,333	$505,474
Segment operating income	$4,328	$8,119	$23,466	$27,254
Operating income margin	1.9%	4.6%	3.4%	5.4%
Restructuring and other charges	$3,440	$890	$12,075	$3,565

Segment Net Sales

Segment net sales for our envelope segment increased $49.4 million, or 27.8%, in the third quarter of 2014, as compared to the third quarter of 2013. Segment net sales for our envelope segment increased $192.9 million, or 38.2%, in the first nine months of 2014, as compared to the first nine months of 2013. The increases were primarily due to: (i) sales generated from the integration of certain assets of National with our operations, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition; (ii) increased demand from certain direct mail customers, primarily financial institutions; and (iii) higher sales revenues due to product mix changes and our ability to pass along paper price increases to certain customers. These increases were partially offset by volume declines associated with our decision to exit certain lower margin business as well as the closure and consolidation of several envelope facilities over the last twelve months related to the integration of National with our existing operations.

Segment Operating Income

Segment operating income for our envelope segment decreased $3.8 million, or 46.7%, in the third quarter of 2014, as compared to the third quarter of 2013. The decrease was primarily due to: (i) higher restructuring and other charges of $2.6 million, primarily due to the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities; and (ii) lower gross margin of $1.8 million, primarily due to disruptions and other inefficiencies experienced in our envelope operations during the third quarter of 2014 in connection with the National integration, partially offset by the gross margin contribution of product mix changes and our ability to pass along paper price increases to certain customers.

Segment operating income for our envelope segment decreased $3.8 million, or 13.9%, for the first nine months of 2014, as compared to the first nine months of 2013. The decrease was primarily due to: (i) higher restructuring and other charges of $8.5 million, primarily due to the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities; and (ii) higher selling, general and administrative expenses of $7.6 million in the first nine months of 2014, primarily due to higher commission expense from increased sales, expenses related to the integration of certain assets of National with our operations, and incremental expenses of National, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition. This decrease was partially offset by higher gross margin of $12.5 million for the first nine months of 2014, primarily due to: (i) increased sales volumes from the integration of certain assets of National with our operations, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition; and (ii) product mix changes and our ability to pass along paper price increases to certain customers.

Print

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)		(in thousands)
Segment net sales	$133,306	$140,331	$386,689	$389,130
Segment operating income	$6,866	$6,874	$12,847	$9,899
Operating income margin	5.2%	4.9%	3.3%	2.5%
Restructuring and other charges	$(121)	$1,536	$2,483	$3,679

Segment Net Sales

Segment net sales for our print segment decreased $7.0 million, or 5.0%, in the third quarter of 2014, as compared to the third quarter of 2013. Segment net sales for our print segment decreased $2.4 million, or 0.6%, in the first nine months of 2014, as compared to the first nine months of 2013. These decreases were primarily due to: (i) lower demand from our managed care customers; and (ii) sales declines due to the closure of two print facilities since the second quarter of 2013. These decreases were partially offset by several new account wins.

Segment Operating Income

Segment operating income for our print segment was flat in the third quarter of 2014, as compared to the third quarter of 2013. Segment operating income included lower gross margin of $1.8 million, primarily related to lower sales volumes due to lower customer demand and the closure of two print facilities. This decrease was partially offset by lower restructuring and other charges of $1.7 million.

Segment operating income for our print segment increased $2.9 million, or 29.8%, in the first nine months of 2014, as compared to the first nine months of 2013. This increase was primarily due to higher gross margin of $4.3 million, related to increased sales volumes and previously enacted cost reduction actions, and lower restructuring and other charges of $1.2 million. These increases were partially offset by: (i) higher amortization expense of $1.5 million related to the accelerated retirement of certain trade names; and (ii) increased selling expenses of $1.0 million.

Label and Packaging

	For the Three Months Ended		For the Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(in thousands)		(in thousands)
Segment net sales	$120,201	$124,733	$365,083	$373,331
Segment operating income	$8,262	$9,245	$29,503	$33,697
Operating income margin	6.9%	7.4%	8.1%	9.0%
Restructuring and other charges	$220	$737	$847	$939

Segment Net Sales

Segment net sales for our label and packaging segment decreased $4.5 million, or 3.6%, in the third quarter of 2014, as compared to the third quarter of 2013. Net sales from our label operations declined $3.0 million, primarily due to volume declines from our retail customers and our decision to exit our dry gum product line within our specialty papers business. These decreases were partially offset by changes in product mix in our prescription and overnight packaging label businesses. Net sales from our packaging operations declined $1.5 million, primarily due to volume declines from our pharmaceutical and consumer product customers.

Segment net sales for our label and packaging segment decreased $8.2 million, or 2.2%, in the first nine months of 2014, as compared to the first nine months of 2013. Net sales from our label operations declined $9.4 million, primarily due to volume declines from our retail customers and our decision to exit our dry gum product line within our specialty papers business, as well as weather-related issues in the first quarter of 2014. These decreases were partially offset by changes in product mix in our prescription and overnight packaging label businesses. Net sales from our packaging operations increased $1.1 million, primarily due to increased sales volumes from new customers, partially offset by lower pricing due to product mix.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $1.0 million, or 10.6%, in the third quarter of 2014, as compared to the third quarter of 2013. The decrease was primarily due to: (i) lower gross margin of $1.5 million in our packaging operations, primarily due to a decline in sales, and disruptions related to the transition of work from our domestic operations to our international operations; and (ii) higher selling, general and administrative expenses of $0.6 million in 2014, primarily due to our e-commerce and information technology initiatives. These decreases were partially offset by: (i) higher gross margin in our label operations of $0.6 million, primarily due to initiatives related to operational efficiencies; and (ii) lower restructuring and other charges of $0.5 million.

Segment operating income for our label and packaging segment decreased $4.2 million, or 12.4%, in the first nine months of 2014, as compared to the first nine months of 2013. The decrease was primarily due to: (i) lower gross margin of $3.1 million in our packaging operations, primarily due to a decline in sales, and disruptions related to the transition of work from our domestic operations to our international operations; and (ii) higher selling, general and administrative expenses of $2.7 million in 2014, primarily due to our e-commerce and information technology initiatives along with increased expenses of $0.7 million related to the litigation settlement in our packaging division. These decreases were partially offset by higher gross margin in our label operations of $1.8 million, primarily due to initiatives related to operational efficiencies.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses increased $2.4 million in the third quarter of 2014, as compared to the third quarter of 2013, primarily due to higher restructuring and other charges, and lower vendor-related discounts. Corporate expenses increased $7.3 million in the first nine months of 2014, as compared to the first nine months of 2013, primarily due to costs related to the integration of National, higher restructuring and other charges and lower vendor-related discounts.

Restructuring and Other Charges

During the first nine months of 2014, we implemented a cost savings initiative, which we refer to as the 2014 Plan, primarily focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. Additionally, during the first nine months of 2014, we continued implementing a cost savings initiative, which we refer to as the 2013 Plan, primarily focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. We also continued implementing our plan to integrate certain assets of National, acquired in the third quarter of 2013, by completing the consolidation of our west coast operations, which included the consolidation of three envelope facilities into one facility. Additionally, during the third quarter of 2014, we substantially completed the consolidation of seven additional envelope facilities into our existing operations and two new facilities, which had originally been scheduled to be completed in 2015. As a result of this accelerated consolidation, we experienced inefficiencies in our operations that we originally anticipated occurring over a longer duration in our initial integration plan. Our third quarter 2014 results reflect the impact of this accelerated timeline, and we expect this to continue into the fourth quarter of 2014. We believe this accelerated integration timeline will better position us for 2015.

During the third quarter of 2014, as a result of our restructuring and integration activities, we incurred $5.6 million of restructuring and other charges, which included $2.8 million of employee separation costs, equipment moving expenses of $1.2 million, lease termination expenses of $0.3 million, multi-employer pension withdrawal expenses of $0.2 million and building clean-up and other expenses of $1.8 million. Additionally, we recognized income of $0.7 million related to the sale of a closed facility within our print segment.

During the first nine months of 2014, as a result of our restructuring and integration activities, we incurred $18.9 million of restructuring and other charges, which included $7.1 million of employee separation costs, $1.4 million of net non-cash charges on long-lived assets, equipment moving expenses of $2.8 million, lease termination expenses of $2.0 million, multi-employer pension withdrawal expenses of $1.1 million and building clean-up and other expenses of $4.4 million.

During the third quarter of 2013, as a result of our restructuring and integration activities, we incurred $3.3 million of restructuring and other charges, which included $1.8 million of employee separation costs, $0.3 million of net non-cash charges on long-lived assets, equipment moving expenses of $0.3 million, lease termination expenses of $0.4 million, multi-employer pension withdrawal expenses of $0.1 million and building clean-up and other expenses of $0.5 million.

During the first nine months of 2013, as a result of our restructuring and integration activities, we incurred $10.2 million of restructuring and other charges, which included $5.6 million of employee separation costs, $0.4 million of net non-cash charges on long-lived assets, equipment moving expenses of $1.2 million, lease termination expenses of $0.9 million, multi-employer pension withdrawal expenses of $0.3 million and building clean-up and other expenses of $1.8 million.

As of September 27, 2014, our total restructuring liability was $23.6 million, of which $5.9 million is included in other current liabilities and $17.7 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $19.4 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

There were no goodwill or intangible asset impairments recorded in the three and nine months ended September 27, 2014, and September 28, 2013.

Liquidity and Capital Resources

Net Cash (Used In) Provided By Operating Activities of Continuing Operations. Net cash used in operating activities of continuing operations was $5.4 million in the first nine months of 2014, primarily due to: (i) a use of cash of $15.0 million from working capital; (ii) pension and postretirement plan contributions of $11.5 million; and (iii) cash payments made related to restructuring plans, net of cash restructuring expense, of $5.8 million. The use of working capital primarily resulted from: (i) a use of cash from other working capital changes primarily due to certain vendor arrangements; and (ii) a use of cash from accounts receivables due to the timing of collections from and sales to our customers. This use of cash was partially offset by our net loss adjusted for non-cash items of $28.4 million.

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

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $28.0 million in the first nine months of 2014, primarily resulting from: (i) capital expenditures of $27.8 million; and (ii) the purchase of an investment of $2.0 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $1.8 million.

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

Our debt agreements limit capital expenditures to $45.0 million in 2014 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2013. We estimate that we will spend approximately $30.0 million on capital expenditures in 2014, after considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.
Net Cash Provided By Investing Activities of Discontinued Operations. Represents the net cash provided by our Discontinued Operations related to investing activities. In the first nine months of 2014, the cash provided by discontinued investing activities of $2.2 million is comprised of net cash proceeds received in 2014 related to the sale of Custom Envelope.
In the first nine months of 2013, the cash provided by discontinued investing activities of $42.7 million is comprised primarily of net cash proceeds of $42.3 million from the sale of Custom Envelope.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities of continuing operations was $32.8 million in the first nine months of 2014, primarily due to: (i) net borrowings of $26.1 million under our ABL Facility; and (ii) net cash proceeds from the 6.000% Notes and 8.500% Notes and the related refinancing of the Term Loan Facility and 8.875% Notes, after payment of financing-related costs and expenses. These sources of cash were partially offset by: (i) the repayment in full of our Unsecured Term Loan of $10.0 million; (ii) the payment of other long-term debt of $6.5 million; and (iii) the extinguishment of $1.4 million of our 11.5% Notes.

Net cash used in financing activities of continuing operations was $13.0 million in the first nine months of 2013, primarily due to: (i) proceeds from the issuance of our Term Loan Facility; (ii) proceeds from the issuance of our ABL Facility; (iii) proceeds from the issuance of our Unsecured Term Loan of $50.0 million; and (iv) proceeds from the issuance of an equipment loan of $20.0 million in connection with the acquisition of certain assets of National. These sources of cash were offset by: (i) the repayment of our term loan B due 2016, which we refer to as our Term Loan B, of $390.0 million; (ii) the repayment of our 7.875% Notes of $67.8 million; (iii) the repayment of our Unsecured Term Loan of $30.0 million; (iv) repayments of our revolving credit facility, due 2014, which we refer to as the Revolving Credit Facility, of $18.0 million; (v) the payment of $15.2 million of financing related costs and expenses including an original issuance discount of $2.5 million on the issuance of our Unsecured Term Loan, and an original issuance discount of $1.8 million on the issuance of our Term Loan Facility; and (vi) the repayment of other long-term debt of $3.3 million.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of September 27, 2014, an increase of $66.3 million from December 28, 2013. This increase was primarily due to the issuance of the 6.000% Notes and 8.500% Notes and the related refinancings, as well as net borrowings of $26.1 million under our ABL Facility during 2014. As of September 27, 2014, approximately 87% of our debt outstanding was subject to fixed interest rates. As of November 4, 2014, we had approximately $57.0 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations as business needs and market conditions warrant.

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

A portion of the refinancing was accounted for as a modification of debt. As a result, we will continue to amortize a portion of the unamortized debt issuance costs on the 8.875% Notes and Term Loan Facility. The modification resulted in the recording of a discount of $5.9 million on the 6.000% Notes and $2.8 million on the 8.500% Notes.

Additionally, during the second quarter of 2014, we used cash on hand of $9.4 million to repay in full the remaining principal balance on our Unsecured Term Loan.

During the third quarter of 2014, we exchanged $3.0 million of our 7% Notes for approximately one million shares of our common stock. We also extinguished $1.4 million of our 11.5% Notes during the third quarter of 2014.

Letters of Credit

As of September 27, 2014, we had outstanding letters of credit of approximately $20.5 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	6.000% Notes	8.500% Notes	11.5% Notes	Outlook	Last Update
Moody’s	Caa1	B3	Caa2	Caa3	Stable	June 2014
Standard & Poor’s	B-	B	CCC	CCC	Stable	June 2014
In June 2014, Moody's Investors Services, which we refer to as Moody's, affirmed our Corporate Rating and the ratings on our 11.5% Notes. Additionally, they rated the 6.000% Notes and 8.500% Notes for the first time. In June 2014, Standard &

Poor's Ratings Services, which we refer to as Standard & Poor's, affirmed our Corporate Rating and the ratings on our 11.5% Notes. Additionally, they rated the 6.000% Notes and the 8.500% Notes for the first time. The detail of all current ratings has been provided in the table above.
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

As of September 27, 2014, we were in compliance with all covenants under our long-term debt.
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

As of September 27, 2014, we had variable rate debt outstanding of $162.8 million. Our ABL Facility is subject to a London Interbank Offered Rate, which we refer to as LIBOR, floor of 2%. As such, a change of 1% to current LIBOR rates would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and nine months ended September 27, 2014, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $1.8 million and $4.9 million, respectively, and an increase in operating income of less than $0.1 million for both the three and nine months ended September 27, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of September 27, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 27, 2014, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 27, 2014, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on November 5, 2014.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)