Form 10-K
period 2014-12-27
CENVEO, INC
filed 2015-02-18
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 28, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $201,749,227 based on the closing sale price as reported on the New York Stock Exchange.
As of February 17, 2015, the registrant had 67,760,229 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about April 30, 2015.

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

Envelope. We are the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our envelope segment had net sales of $929.5 million, $749.9 million and $658.2 million and operating income of $29.6 million, $39.8 million and $45.5 million, in 2014, 2013 and 2012, respectively. Total assets for our envelope segment were $449.8 million and $472.3 million, as of the years ended 2014 and 2013, respectively. Our envelope segment represented approximately 47.7% of our consolidated net sales for the year ended 2014.

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

Print. We are one of the leading commercial printers in North America. Our print segment had net sales of $534.0 million, $529.8 million and $585.6 million and operating income (loss) of $19.2 million, $(6.0) million and $32.8 million, in 2014, 2013 and 2012, respectively. Total assets for our print segment were $291.9 million and $320.7 million, as of the years ended 2014 and 2013, respectively. Our print segment represented approximately 27.4% of our consolidated net sales for the year ended 2014.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. On December 31, 2012, we added to our label business with the acquisition of Express Label Company, which we refer to as Express Label. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment had net sales of $485.5 million, $498.2 million and $494.4 million and operating income of $37.0 million, $32.6 million and $54.7 million in 2014, 2013 and 2012, respectively. Total assets for our label and packaging segment were $355.3 million and $356.2 million, as of the years ended 2014 and 2013, respectively. Our label and packaging segment represented approximately 24.9% of our consolidated net sales for the year ended 2014.

Our label and packaging segment produces a diverse line of custom labels for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks within the resale channels. We provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customers. We produce pressure-sensitive prescription labels for the retail pharmacy chain market. We produce premium, high-quality promotional packaging offerings including: folded carton and full body shrink-sleeves. Our primary customers for our specialty packaging products are pharmaceutical, apparel, neutraceutical and other large, multinational consumer product companies.

The primary methods of distribution of the principal products for our three segments are by freight carriers, direct shipment via express mail and the United States postal system.

Acquisitions and Divestitures
Acquisitions

On September 16, 2013, we acquired certain assets of National. National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with our acquisition. National manufactured and distributed envelope products for the wholesale, billing, financial, direct mail and office products markets and had approximately 1,600 employees. We believe the acquisition of certain assets of National enhanced our manufacturing capabilities and reduced capacity in the envelope industry.
On December 31, 2012, we acquired all of the assets of Express Label, which had annual net sales of approximately $5.4 million prior to our acquisition. Express Label is a label business focusing on food and grocery customers and was acquired to further enhance our label operations.

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

Improving Sales Performance

Our sales focus has been, and will continue to be, on our customers' experience across each of our businesses, ensuring we meet our customers' demands. We conduct regular reviews of our product offerings, manufacturing processes and distribution methods to ensure they meet the changing needs of our customers. By expanding our product offerings, we intend to increase cross-selling opportunities to better serve our existing customer base. Additionally, we will continue to make investments in our e-commerce platform and sales force resources to maintain and expand our customer base.
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
Improving our Cost Structure

We continue to review strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations. Over the past eight years, we have initiated cost savings, restructuring and acquisition integration plans that have included the closure of a significant number of manufacturing facilities throughout our operating platform and a significant number of headcount reductions. We continue to work with our core suppliers to improve all aspects of our purchasing spend and other logistical capabilities as well as to ensure a stable source of supply. We seek to lower costs through more favorable pricing and payment terms, more effective inventory management and improved communications with vendors.
Improving our Capital Structure
We are focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leveraged loan and high yield debt market conditions.
Our Industry

The overall industry for print-related products is highly fragmented with excess capacity. We face price sensitivity and price pressures in many of our businesses. The information set forth below is applicable to the operating environments within our segments.
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

The uncoated free sheet paper market, which is the primary input for our envelope segment and certain other products, experienced supply reductions beginning in the fourth quarter of 2013, and into the first quarter of 2014. As a result, our suppliers announced price increases which became effective for us during our fourth quarter of 2013. We began to pass along these increases, as well as other ancillary raw material cost increases, which we were unable to pass through to our envelope customers over the previous two years, in the fourth quarter of 2013. We believe we have passed along price increases which have more than offset the average year-over-year increase in uncoated free sheet paper prices, as well as the ancillary raw material cost increases from previous years. However, we cannot be assured we will be successful in passing on future price increases, and any increase in price may have an adverse impact on future product demand from our customers.

Patents, Trademarks and Trade Names
Our sales do not materially depend upon any single patent or group of related patents; however, we do market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents expire between 2016 and 2032 and our trademarks expire between 2015 and 2028.

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

Backlog

Backlog generally is not considered a significant factor in our business due to the relatively short delivery periods and frequent inventory turnover many of our businesses experience. Our backlog of customer orders to be produced or shipped was approximately $110.2 million and $119.4 million as of the years ended 2014 and 2013, respectively.
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
In selling our commercial print product offerings, we compete with large multinational commercial printing companies, as well as regional and local printers. The commercial printing industry continues to have excess capacity, and is highly competitive in most of our product categories and geographic regions. This excess capacity has resulted in a competitive pricing environment, in which companies have focused on reducing costs in order to preserve operating margins. Competition is based largely on price, quality and servicing the special requirements of customers. We believe this environment, combined with recent economic trends, will continue to lead to more consolidation within the commercial print industry as companies seek economies of scale, broader customer relationships, geographic coverage and product breadth to overcome or offset excess industry capacity and pricing pressures.
In selling our printed labels products, we compete with other label manufacturers with nationwide locations as well as regional and local printers that typically sell within a few hundred mile radius of their plants. Printed labels competition is based mainly on quick-turn customization, quality of products and customer service levels.
Employees
We employed approximately 8,100 people worldwide as of the year ended 2014, approximately 23% of whom were members of various local labor unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe no single collective bargaining agreement is material to our operations as a whole.
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

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	74	Chairman and Chief Executive Officer	2005
Robert G. Burton, Jr.	39	President	2011
Scott J. Goodwin	37	Chief Financial Officer	2012
Michael G. Burton	37	Chief Operating Officer	2014
Ian R. Scheinmann	46	Senior Vice President, Legal Affairs	2010
Robert G. Burton, Sr.  Mr. Burton, 74, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company which invests in manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President, and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President, and Chief Executive Officer of World Color Press, Inc., a $3.0 billion diversified printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.
Robert G. Burton, Jr. Mr. Burton, Jr., 39, has served as Cenveo’s President since August 10, 2011. From December 2010 to August 2011, Mr. Burton was President of Corporate Operations, with a primary focus on M&A, Treasury, IT, Human Resources, Legal and Investor Relations. From September 2005 to December 2010, Mr. Burton was EVP of Investor Relations, Treasury, HR and Legal at Cenveo. He has been a member of the Chairman’s Executive Committee since joining Cenveo. From 2004 to 2005, Mr. Burton was also President of Burton Capital Management, LLC and was the primary investment officer before he joined Cenveo on September 12, 2005. Mr. Burton has over 16 years of business experience as an Investor Relations, M&A and financial professional. Mr. Burton also served as the Senior Vice President, Investor Relations and Corporate Communications for Moore Wallace Incorporated (and its predecessor, Moore Corporation) from December 2001 to May 2003. Mr. Burton served as Vice President, Investor Relations of Walter Industries in 2000. From 1996 through December 1999, Mr. Burton held various management positions at World Color Press, Inc., including Vice President, Investor Relations. Mr. Burton earned a Bachelor of Arts degree from Vanderbilt University.

Scott J. Goodwin. Mr. Goodwin, 37, has served as Cenveo's Chief Financial Officer since August 2012 and was Chief Accounting Officer from April 2012 to August 2012.  From June 2009 to April 2012, Mr. Goodwin served as Cenveo's Corporate Controller. Mr. Goodwin joined Cenveo as its Assistant Corporate Controller in June 2006.  Prior to joining Cenveo, Mr. Goodwin spent seven years in public accounting at Deloitte & Touche LLP.  Mr. Goodwin is a Certified Public Accountant and received his degree in accounting from The Citadel.

Michael G. Burton. Mr. Burton, 37, has served as Cenveo’s Chief Operating Officer since July 2014. From July 2013 to July 2014, Mr. Burton served as President, Print, Label and Packaging Group. In November 2010 Mr. Burton became President of the Label division and subsequently became responsible for the Packaging division in January 2012. From September 2005 to November 2010, Mr. Burton was Senior Vice President, Operations with a primary focus on, Procurement, Information Technology, Environmental Health & Safety, and Human Resources. From 2003 to 2005, Mr. Burton was also Executive Vice President, Operations of Burton Capital Management, LLC. He was a founding member of this group before he joined Cenveo on September 12, 2005. Mr. Burton was previously Vice President of Commercial & Subsidiary Operations, a $600 million division of Moore Corporation Limited. Mr. Burton received his Bachelor of Arts degree from the University of Connecticut where he was captain of the football team.

Ian R. Scheinmann. Mr. Scheinmann, 46, has served as Cenveo’s Senior Vice President, Legal Affairs since August 2010. From May 2010 until August 2010, he served as Cenveo’s in-house real estate counsel.  Prior to joining Cenveo, Mr. Scheinmann was Cenveo’s outside real estate counsel as a member of Rudoler & DeRosa, LLC where his practice covered a wide range of real estate and business transactions.  Prior to joining Rudoler & DeRosa, Mr. Scheinmann was a real estate shareholder with Greenberg Traurig, LLP from August 2002 until March 2009. From 1995 until 2002, he was engaged in private practice with (i) Dilworth Paxson, LLP (September 2000 until July 2002); (ii) Anderson, Kill and Olick, P.C. (November 1996 until May 2000); and (iii) Weiner Lesniak (October 1995 until October 1996).  Mr. Scheinmann received his B.S.B.A. from the John M. Olin School of Business at Washington University, St. Louis, Missouri and his J.D. with honors from Seton Hall University School of Law.

Cautionary Statements

Certain statements in this report, particularly statements found in "Risk Factors," "Business" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations," may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In addition, we or our representatives have made or continue to make forward-looking statements, orally or in writing, in other contexts. These forward-looking statements generally can be identified by the use of terminology such as "may," "will," "expect," "intend," "estimate," "anticipate," "plan," "foresee," "believe" or "continue" and similar expressions, or as other statements which do not relate solely to historical facts. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions which are difficult to predict or quantify. Management believes these statements to be reasonable when made. However, actual outcomes and results may differ materially from what is expressed or forecasted in these forward-looking statements. As a result, these statements speak only as of the date they were made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In view of such uncertainties, investors should not place undue reliance on our forward-looking statements.

Such forward-looking statements involve known and unknown risks, including, but not limited to, those identified in "Risk Factors," along with changes in general economic, business and labor conditions. More information regarding these and other risks can be found below under "Risk Factors" in Item 1A, "Business," "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this report.
Available Information
Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website. In May 2014, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. We also filed as exhibits to our annual report on Form 10-K for our year ended 2013 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.
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
We currently have a substantial amount of debt, which requires significant principal and interest payments.  As of our year ended 2014, our total indebtedness was approximately $1.2 billion.  Our level of indebtedness could affect our future operations, for example by:

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

These restrictions could limit our ability to obtain future financing, make acquisitions or incur needed capital expenditures, withstand a future downturn in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities which may arise. Our senior secured asset-based revolving credit facility also contains a minimum consolidated fixed charge coverage ratio which, under certain circumstances, we must comply with on a quarterly basis. Our ability to meet such fixed charge coverage ratio may be affected by events beyond our control, such as further deterioration in general economic conditions. We are also required to provide certain financial information on a quarterly basis. Our failure to maintain the fixed charge coverage ratio or effective internal controls could, in certain circumstances, prevent us from borrowing additional amounts, and could result in a default under our senior secured asset-based revolving credit facility. A default could cause the indebtedness outstanding under the senior secured asset-based revolving credit facility, and, by reason of cross-acceleration or cross-default provisions, the junior priority secured notes, the senior priority secured notes, the senior notes and the senior exchangeable notes, and any other indebtedness we may then have, to become immediately due and payable. If we are unable to repay those amounts, the lenders under our senior secured asset-based revolving credit facility, junior priority secured notes indenture and senior priority secured notes indenture could initiate a bankruptcy or liquidation proceeding, or proceed against the collateral granted to them which secures that indebtedness. If the lenders under our senior secured asset-based revolving credit facility agreement, junior priority secured notes indenture and/or senior priority secured notes indenture were to accelerate the repayment of outstanding borrowings, we might not have sufficient assets to repay our indebtedness.
There are additional borrowings available to us which could further exacerbate our risk exposure from debt.
Despite current indebtedness levels, we may incur substantial additional indebtedness in the future. Our junior priority secured notes indenture, senior priority secured notes indenture, senior secured asset-based revolving credit facility, senior notes indenture and our other debt instruments limit, but do not prohibit, us from incurring additional debt. If we incur additional debt above our current outstanding levels, the risks associated with our substantial leverage would increase.
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
We depend on good labor relations.
As of our year ended 2014, we employed approximately 8,100 people worldwide, approximately 23% of whom were members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.

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
Item 1B.   Unresolved Staff Comments
None.
Item 2. Properties
We currently occupy 54 manufacturing facilities, primarily in North America, of which 19 are owned and 35 are leased. We also lease our corporate headquarters space in Stamford, Connecticut. We believe we have adequate facilities to conduct our current and future operations.
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
Our Common Stock is traded on the New York Stock Exchange, which we refer to as NYSE under the symbol "CVO." As of February 6, 2015, there were 584 shareholders of record and, as of that date, we estimate there were approximately 9,922 beneficial owners holding stock in nominee or "street" name. The following table sets forth, for the periods indicated, the range of the high and low closing prices for our Common Stock as reported by the NYSE:

2014	High	Low
First Quarter	$3.85	$3.04
Second Quarter	3.77	2.89
Third Quarter	3.80	2.66
Fourth Quarter	2.61	1.40

2013	High	Low
First Quarter	$3.03	$1.98
Second Quarter	2.40	1.99
Third Quarter	3.00	2.02
Fourth Quarter	3.53	2.75
We have not paid a dividend on our Common Stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a portion of our debt obligations limit our ability to pay Common Stock dividends.
See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding our stock compensation plans. Compensation information required by Item 11 will be presented in our 2015 definitive proxy statement, which is incorporated herein by reference.

The graph below compares five-year returns of our Common Stock with those of the S&P 500 Index and the S&P 1500 Commercial Printing Index. The graph assumes that $100 was invested as of our year ended 2009 in each of our Common Stock, the S&P 500 Index, and the S&P 1500 Commercial Printing Index and that all dividends were reinvested. The S&P 1500 Commercial Printing Index is a capitalization weighted index designed to measure the performance of all NASDAQ-traded stocks in the commercial printing sector.

	Years Ended
	2009	2010	2011	2012	2013	2014
Cenveo	100.00	61.03	38.86	30.86	39.31	24.00
S&P 500 Index	100.00	115.06	117.49	136.29	180.43	205.13
S&P 1500 Commercial Printing Index	100.00	101.11	108.59	98.16	199.56	204.31

Item 6.  Selected Financial Data
The following table sets forth our selected financial and operating data for the years ended December 27, 2014, December 28, 2013, December 29, 2012, December 31, 2011 and January 1, 2011, which we refer to as the years ended 2014, 2013, 2012, 2011 and 2010, respectively.
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

CENVEO, INC. AND SUBSIDIARIES (in thousands, except per share data)

	Years Ended
Statement of Operations:	2014	2013		2012		2011		2010
Net sales	$1,949,040	$1,777,808		$1,738,293		$1,844,371		$1,643,286
Restructuring and other charges	22,458	13,100		27,100		17,812		44,731
Impairment of goodwill and intangible assets	—	33,367		—		—		181,419
Operating income (loss)	43,758	29,363		101,185		105,162		(130,504)
Loss (gain) on early extinguishment of debt, net	27,449	11,324		12,487		(4,011)		9,592
Loss from continuing operations	(86,319)	(85,527)	(1)	(80,528)	(3)	(8,694)		(205,387)
Income from discontinued operations, net of taxes	2,456	16,741	(2)	641	(4)	129	(5)	19,011
Net loss	(83,863)	(68,786)	(1) (2)	(79,887)	(3) (4)	(8,565)	(5)	(186,377)
Loss per share from continuing operations:
Basic	(1.29)	(1.32)		(1.27)		(0.14)		(3.29)
Diluted	(1.29)	(1.32)		(1.27)		(0.14)		(3.29)
Income per share from discontinued operations:
Basic	0.04	0.25		0.01		—		0.30
Diluted	0.04	0.25		0.01		—		0.30
Net loss per share:
Basic	(1.25)	(1.07)		(1.26)		(0.14)		(2.99)
Diluted	(1.25)	(1.07)		(1.26)		(0.14)		(2.99)

Balance Sheet data:
Total assets	$1,157,891	$1,213,704		$1,200,555		$1,391,104		$1,412,270
Total long-term debt, including current maturities	1,234,339	1,185,525		1,183,618		1,246,343		1,294,003
__________________________

(1)	Includes $40.6 million valuation allowance charge related to deferred tax assets.

(2)	Includes $14.9 million gain on sale of discontinued operations, net of tax expense of $10.7 million.

(3)	Includes $56.5 million valuation allowance charge related to deferred tax assets.

(4)	Includes $6.3 million loss on sale of discontinued operations, net of tax benefit of $2.6 million.

(5)	Includes $13.5 million goodwill impairment charges.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, should be read in conjunction with our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which we refer to as the Form 10-K. Cenveo, Inc. and its subsidiaries are referred to herein as “Cenveo,” the “Company,” “we,” “our,” or “us.”
Certain statements we make under this Item 7 constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. See Cautionary Statements regarding forward-looking statements in Item 1, and "Risk Factors" in Item 1A.

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

See Part 1, Item 1 of this Form 10-K for a more complete description of our business.
2014 Overview/2015 Outlook
Generally, print-related industries are highly fragmented and extremely competitive due to over-capacity and pricing pressures. We believe these factors, combined with uncertain economic conditions in the United States, will continue to impact our results of operations.
Our current management focus is on the following areas:

Improving Sales Performance

Our sales focus has been, and will continue to be, on our customers’ experience across each of our businesses, ensuring we meet our customers’ demands. We seek to expand our relationship with them through cross-selling initiatives available within our platform. Over the past two years, we have made significant investments to improve our top line performance. These investments include a customer relationship management tool across our entire sales platform, capital investments in our e-commerce platform and incremental headcount. We have been successful in our recruiting efforts focusing on attracting not only talented individuals with experience in our current business lines, but also individuals with experience in complementary industry channels. We expect these focus points will allow us to experience sales stability despite operating in challenging industries and an uncertain economy.

In addition, the uncoated free sheet paper market, which is the primary input for our envelope segment and certain other products, experienced supply reductions beginning in the fourth quarter of 2013, and into the first quarter of 2014. As a result, our suppliers announced price increases which became effective for us during our fourth quarter of 2013. We began to pass along these increases, as well as other ancillary raw material cost increases, which we were unable to pass through to our envelope customers over the previous two years, in the fourth quarter of 2013. We believe we have passed along price increases which have more than offset the average year-over-year increase in uncoated free sheet paper prices, as well as the ancillary raw material cost increases from previous years. However, we cannot be assured we will be successful in passing on future price increases, and any increase in price may have an adverse impact on future product orders from our customers.

Integrating Certain Assets of National

We believe our acquisition and accelerated integration of certain assets of National has provided much needed capacity reductions within the envelope industry. We are substantially complete with the accelerated integration of these assets, which has included the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities, as of the end of 2014. While the accelerated integration has taken substantially less time than our original plan, it has still taken in excess of a year to complete due to the condition of National’s operating platform and asset base at the time of acquiring these assets out of bankruptcy. As a result of this accelerated integration, we experienced inefficiencies in our operations that we originally anticipated occurring over a longer duration in our initial integration plan. Our 2014 results reflect the impact of this accelerated timeline. We believe this accelerated integration timeline will better position us for 2015 and beyond.

Improving our Cost Structure

We continue to monitor our cost structure as marketplace conditions warrant, and expect to further reduce costs as necessary. We believe our fixed costs have been reduced significantly as we enter 2015 as a result of the facility consolidations related to integrating National with our existing operations and select downsizing of certain commercial print assets. We also continue to focus on strategic investments, capital expenditures and acquisitions in areas that we believe will strengthen our manufacturing platform and product offerings. We continue to review strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations.

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

On June 26, 2014, we issued $540.0 million aggregate principal amount of 6.000% senior priority secured notes due 2019, which we refer to as the 6.000% Notes, and $250.0 million aggregate principal amount of 8.500% junior priority secured notes due 2022, which we refer to as the 8.500% Notes. Net proceeds from the 6.000% Notes and 8.500% Notes were used to refinance: (i) the $360 million secured term loan facility, which we refer to as the Term Loan Facility, which at the time had a remaining principal balance of $327.3 million; and (ii) the 8.875% senior second lien notes due 2018, which we refer to as the 8.875% Notes, which at the time had a remaining principal balance of $400.0 million. Additionally, in June 2014, we used cash on hand of $9.4 million to repay in full the remaining principal balance on our unsecured $50.0 million aggregate principal amount term loan due 2017, which we refer to as the Unsecured Term Loan. These transactions resulted in reductions in future cash interest expense, elimination of maintenance covenants within our capital structure and a significant extension of our existing maturities.

The June refinancing provides us greater flexibility to address our higher interest rate debt instruments. Since the completion of the refinancing, we have: (i) extinguished $2.7 million of our 11.5% senior notes due 2017, which we refer to as our 11.5% Notes, during 2014 and an additional $6.0 million in the first quarter of 2015; (ii) exchanged $3.0 million of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as our 7% Notes, for approximately one million shares of our common stock; and (iii) extinguished $2.0 million of our 8.500% Notes. In 2015, we will use cash flow generated from operations and any proceeds from non-strategic asset sales, to the extent allowable by our indentures, to continue to address our highest interest rate debt instruments.

On January 30, 2015, we entered into Amendment No. 3 to the $230 million asset-based revolving credit facility, which we call the ABL Facility. Among other things, this amendment increased the borrowing capacity by $10 million to $240 million, and increased our flexibility to sell assets and apply the proceeds thereof to prepay our indebtedness. The amendment also generally increased our flexibility to prepay outstanding indebtedness, make acquisitions and other investments, and pay dividends, subject to the satisfaction of certain conditions.
Acquisitions

On September 16, 2013, we acquired certain assets of National. National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with our acquisition. National manufactured and distributed envelope products for the billing, financial, direct mail and office products markets and had approximately 1,600 employees. We believe the acquisition of certain assets of National has enhanced our manufacturing capabilities and reduced capacity in the envelope industry.

On December 31, 2012, we acquired all of the assets of Express Label, which had annual net sales of approximately $5.4 million prior to our acquisition. Express Label is a label business that focuses on food and grocery customers and was acquired to further enhance our label operations.

Discontinued Operations

In September of 2013, we completed the sale of Custom Envelope within our envelope segment and received net proceeds of $47.0 million.     During the second quarter of 2013, we decided to exit the San Francisco market and closed a manufacturing facility within our print segment.

In February of 2012, we completed the sale of the Documents Group within our label and packaging segment. Net cash proceeds were approximately $35.5 million. In January of 2012, we completed the sale of our wide-format papers business and received proceeds of approximately $4.7 million.

The operating results of these transactions are reported in discontinued operations in our consolidated financial statements for all periods presented.

Reportable Segments

We operate three complementary reportable segments: envelope, print, and label and packaging. During the fourth quarter of 2013, we completed a realignment of our segments as a result of a change in management reporting and strategy. Our historical financial statement disclosures have been updated to reflect the segment realignment.

Deferred Taxes

In the fourth quarter of 2013, we recorded a non-cash valuation allowance charge of $40.6 million related to the realizability of our net deferred tax assets due to excess capacity and pricing pressure, combined with the decline in net sales of our print segment during 2013.

In the fourth quarter of 2012, we recorded a non-cash valuation allowance charge of $56.5 million related to the realizability of our net deferred tax assets due to excess capacity and pricing pressure, combined with the decline in net sales of our print segment during 2012.
Goodwill and Intangible Asset Impairments
We did not record any goodwill impairment charges in the years ended 2014, 2013 or 2012.
During the fourth quarter of 2013, we made the decision to retire certain indefinite lived trade names in 2014 as a result of rebranding our print and packaging business lines. Accordingly, based on our evaluation using a relief-from-royalty and other discounted cash flow methodologies, we concluded that those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce their carrying value to their estimated fair value. Those trade names were fully amortized during 2014. There were no intangible asset impairments in the years ended 2014 or 2012.

Consolidated Operating Results

This MD&A includes an overview of our consolidated results of operations for 2014, 2013 and 2012 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the year ended 2014 include the operating results of National and Express Label for a full year. Our results for the year ended 2013 include the operating results of Express Label for a full year. National's results of operations are included in our operating results for the year ended 2013 from September 16, 2013, the date of acquisition. Our results for the year ended 2012 do not include the operating results of National or Express Label.

A summary of our consolidated statements of operations is presented below.  The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments we use internally to assess our operating performance. Our reporting periods for 2014, 2013 and 2012 each consisted of 52 week periods and ended on December 27, 2014, December 28, 2013, and December 29, 2012, respectively. We refer to such periods herein as: (i) the year ended 2014; (ii) the year ended 2013; and (iii) the year ended 2012. All references to years and year-ends herein relate to fiscal years rather than calendar years.

	For The Years Ended
	2014	2013	2012
	(in thousands, except per share amounts)
Net sales	$1,949,040	$1,777,808	$1,738,293
Operating income (loss):
Envelope	$29,602	$39,775	$45,485
Print	19,192	(6,042)	32,845
Label and packaging	37,010	32,644	54,666
Corporate	(42,046)	(37,014)	(31,811)
Total operating income	43,758	29,363	101,185
Gain on bargain purchase	—	(17,262)	—
Interest expense, net	106,798	112,677	114,755
Loss on early extinguishment of debt, net	27,449	11,324	12,487
Other income, net	(7,004)	(5,602)	(1,249)
Loss from continuing operations before income taxes	(83,485)	(71,774)	(24,808)
Income tax expense	2,834	13,753	55,720
Loss from continuing operations	(86,319)	(85,527)	(80,528)
Income from discontinued operations, net of taxes	2,456	16,741	641
Net loss	$(83,863)	$(68,786)	$(79,887)
(Loss) income per share – basic:
Continuing operations	$(1.29)	$(1.32)	$(1.27)
Discontinued operations	0.04	0.25	0.01
Net loss	$(1.25)	$(1.07)	$(1.26)

(Loss) income per share – diluted:
Continuing operations	$(1.29)	$(1.32)	$(1.27)
Discontinued operations	0.04	0.25	0.01
Net loss	$(1.25)	$(1.07)	$(1.26)

Net Sales

Net sales increased $171.2 million, or 9.6%, in 2014, as compared to 2013, due to higher sales from our envelope segment of $179.6 million and higher sales from our print segment of $4.3 million, offset by lower sales from our label and packaging segment of $12.7 million.

Net sales increased $39.5 million, or 2.3%, in 2013, as compared to 2012, due to higher sales of $91.7 million from our envelope segment and higher sales of $3.7 million from our label and packaging segment, offset by lower sales from our print segment of $55.9 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $14.4 million, or 49.0%, in 2014, as compared to 2013. This increase was due to: (i) an increase in operating income from our print segment of $25.2 million; and (ii) an increase in operating income from our label and packaging segment of $4.4 million, partially offset by: (i) a decrease in operating income from our envelope segment of $10.2 million; and (ii) higher corporate expenses of $5.0 million.

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

Interest Expense

Interest expense decreased $5.9 million to $106.8 million in 2014, as compared to $112.7 million in 2013. The decrease was primarily due to a lower weighted average interest rate in 2014 as a result of: (i) the debt refinancings in the second quarters of 2013 and 2014; and (ii) principal repayments made on our Unsecured Term Loan, and on our Term Loan Facility, since the first quarter of 2013 using cash flow from operations and proceeds from the sale of Custom Envelope. Interest expense in 2014 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.6%, compared to the average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.2% in 2013.

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

Loss on Early Extinguishment of Debt

During the year ended 2014, we recorded a total loss on early extinguishment of debt of $27.4 million. We extinguished a total of $2.7 million of our 11.5% Notes. In connection with these retirements, we recorded a total loss on early extinguishment of debt of $0.1 million. In the fourth quarter of 2014, we extinguished $2.0 million of our 8.500% Notes. In connection with the extinguishment, we recorded a gain on early extinguishment of debt of $0.4 million. In connection with the exchange of $3.0 million of our 7% Notes completed in the third quarter of 2014, we incurred a non-cash induced conversion expense of $1.1 million, which was recorded as a loss on early extinguishment of debt. In the second quarter of 2014, we extinguished our Term Loan Facility and 8.875% Notes. In connection with this extinguishment, we recorded a loss on early extinguishment of debt of approximately $9.0 million, of which $5.8 million related to the write-off of unamortized debt issuance costs, and $3.2 million related to the write-off of original issuance discount. Additionally, in connection with the issuance of the 6.000% Notes and 8.500% Notes in the second quarter of 2014, we expensed debt issuance costs of $16.5 million, of which $1.6 million related to fees paid to third parties. We also used cash on hand of $9.4 million in the second quarter of 2014 to repay in full the remaining principal balance on the Unsecured Term Loan. In connection with the extinguishment of the Unsecured Term Loan in the second quarter of 2014, we recorded a loss on early extinguishment of debt of approximately $1.0 million, of which $0.6 million related to the write-off of unamortized debt issuance costs, and $0.4 million related to the write-off of original issuance discount.

During the year ended 2013, we recorded a total loss on early extinguishment of debt of $11.3 million. In connection with the refinancing of our $170 million revolving credit facility due 2014, which we refer to as the Revolving Credit Facility, and our existing term loan B due 2016, which we refer to as Term Loan B, and collectively with the Revolving Credit Facility we refer to as the Refinanced Facility, we recorded a loss on early extinguishment of debt of approximately $6.4 million, of which $4.1 million related to consent fees paid to consenting lenders, $2.1 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount. We recorded a loss on early extinguishment of debt of approximately $4.0 million related to the extinguishment of $40.0 million of our Unsecured Term Loan, of which $2.2 million related to the write-off of unamortized debt issuance costs and $1.8 million related to the write-off of original issuance discount. In connection with the extinguishment of $28.2 million of our Term Loan Facility, we recorded a loss on early extinguishment of debt of approximately $0.8 million, of which $0.5 million related to the write-off of unamortized debt issuance costs and $0.3 million related to the write-off of original issuance discount.

During 2012, we recorded a total loss on early extinguishment of debt of $12.5 million. In connection with various refinancing activities, we incurred losses on early extinguishment of debt of $14.9 million, of which $11.7 million related to tender and consent fees paid to consenting lenders and $3.2 million related to the write-off of previously unamortized debt issuance costs. The losses on early extinguishment of debt were partially offset by the gains on early extinguishment of debt of $2.4 million related to repurchases of: (i) our 7.875% senior subordinated notes due 2013, which we refer to as the 7.875% Notes; (ii) our 10.5% senior notes due 2016, which we refer to as the 10.5% Notes; and (iii) our 8.375% senior subordinated notes due 2014, which we refer to as the 8.375% Notes, plus in each case accrued and unpaid interest thereon.

Other Income, Net

During the year ended 2014, we recognized other income, net, of $7.0 million. This is primarily comprised of the receipt of settlement proceeds and the forfeiture of certain benefits in connection with certain litigation arising out of our packaging division.

During the year ended 2013, we recognized other income, net, of $5.6 million. This is primarily comprised of receipts under a gain sharing arrangement, as well as the receipt of an insurance settlement related to a press fire in our label and packaging segment.

During the year ended 2012, we recognized other income, net, of $1.2 million. This is primarily due to a gain on the sale of assets in our envelope segment.

Income Taxes

	For The Years Ended
	2014	2013	2012
	(in thousands)
Income tax expense from U.S. operations	$3,659	$14,197	$56,173
Income tax benefit from foreign operations	(825)	(444)	(453)
Income tax expense	$2,834	$13,753	$55,720
Effective income tax rate	(3.4)%	(19.2)%	(224.6)%

Income Tax Expense

In 2014, we had an income tax expense of $2.8 million and our effective tax rate in 2014 differed from the federal statutory rate primarily as a result of having a full valuation allowance related to our net deferred tax assets. We do not believe our unrecognized tax benefits will change significantly in the next twelve months.
In 2013, we had an income tax expense of $13.8 million and our effective tax rate during 2013 differed from the federal statutory rate primarily due to a non-cash valuation allowance charge related to our net deferred tax assets.
In 2012, we had an income tax expense of $55.7 million. Our effective tax rate during 2012 differed from the federal statutory rate primarily due to a non-cash valuation allowance charge related to our net deferred tax assets.

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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressure we have experienced in certain of our product lines, along with the recent decline in net sales and profitability from our print segment during 2013, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $135.4 million as of the year ended 2014. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. As of the year ended 2014, our valuation allowance related to these state net operating losses and foreign tax credit carryforwards was $24.7 million.
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
Income from Discontinued Operations, net of taxes
As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within our manufacturing platform, we decided to exit the San Francisco market and closed a manufacturing facility within the print segment in the second quarter of 2013. Additionally, in the third quarter of 2013, we completed the sale of Custom Envelope within our envelope segment. The results of operations and cash flows of these businesses are reflected within discontinued operations for all periods presented herein, including the related tax effects. The results within income from discontinued operations in prior periods also contain the results from the Documents Group and our wide-format papers business sold in 2012.
During 2014, income from discontinued operations was $2.5 million, primarily comprised of a $2.5 million gain related to the sale of Custom Envelope. There was no tax expense or benefit recognized on the gain on sale of discontinued operations recorded in 2014.
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

Envelope

	For The Years Ended
	2014	2013	2012
	(in thousands)
Segment net sales	$929,518	$749,898	$658,217
Segment operating income	$29,602	$39,775	$45,485
Operating income margin	3.2%	5.3%	6.9%
Restructuring and other charges	$14,181	$5,476	$6,161

Segment Net Sales

Segment net sales for our envelope segment increased $179.6 million, or 24.0%, in 2014, as compared to 2013. Net sales for our envelope operations increased primarily due to: (i) sales generated from the integration of certain assets of National with our operations, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition; (ii) higher sales revenues due to our ability to pass along paper price increases to certain customers; and (iii) increased demand from certain direct mail customers, primarily financial institutions. These increases were partially offset by volume declines associated with the closure and consolidation of several envelope facilities over the last twelve months related to the integration of National with our existing operations and two new facilities.

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

Segment Operating Income

Segment operating income for our envelope segment decreased $10.2 million, or 25.6%, in 2014, as compared to 2013. This decrease was primarily due to: (i) higher restructuring and other charges of $8.7 million, primarily due to the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities;

and (ii) higher selling, general and administrative expenses of $5.2 million in 2014 as compared to 2013, primarily due to higher commission expense from increased sales, expenses related to the integration of certain assets of National with our operations, and incremental expenses of National, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition. This decrease was partially offset by higher gross margin of $3.8 million in 2014 as compared to 2013, primarily due to: (i) increased sales volumes from the integration of certain assets of National with our operations, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition; and (ii) our ability to pass along paper price increases to certain customers, and changes in product mix.

Segment operating income for our envelope segment decreased $5.7 million, or 12.6%, in 2013, as compared to 2012. This decrease was primarily due to higher selling, general and administrative expenses of $13.5 million, of which $7.5 million were acquisition-related costs, primarily due to National, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition. The decrease was partially offset by: (i) higher gross margin of $7.1 million, which was primarily due to increased sales volumes; and (ii) lower restructuring and other charges of $0.7 million, primarily due to the closure and consolidation of two envelope plants into our existing operations in the first quarter of 2012.

Print

	For The Years Ended
	2014	2013	2012
	(in thousands)
Segment net sales	$534,033	$529,760	$585,632
Segment operating income (loss)	$19,192	$(6,042)	$32,845
Operating income margin	3.6%	(1.1)%	5.6%
Restructuring and other charges	$3,091	$4,289	$18,089
Impairment of intangible assets	$—	$24,493	$—

Segment Net Sales

Segment net sales for our print segment increased $4.3 million, or 0.8%, in 2014, as compared to 2013. The increase was primarily due to: (i) increased demand from our media and telecommunications customers; and (ii) several new account wins. These increases were partially offset by sales declines due to: (i) the closure of two print facilities since the second quarter of 2013; (ii) lower demand from our managed care customers; and (iii) lower demand for journals and periodicals.

Segment net sales for our print segment decreased $55.9 million, or 9.5%, in 2013, as compared to 2012. The decline was primarily due to: (i) lower sales volumes due to lower demand in the commercial print and publishing industries; and (ii) lower sales due to pricing pressures which continue to exist in the printing industry.

Segment Operating Income

Segment operating income for our print segment increased $25.2 million, or 417.6%, in 2014, as compared to 2013. This increase was primarily due to: (i) an intangible asset impairment of $24.5 million in 2013 as a result of rebranding our print business lines; (ii) higher gross margin of $1.7 million, related to increased sales volumes and previously enacted cost reduction actions; and (iii) lower restructuring and other charges of $1.2 million. These increases were partially offset by: (i) higher amortization expense of $1.5 million related to the accelerated retirement of certain trade names; and (ii) increased selling, general and administrative expenses of $0.7 million, driven by higher sales.

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

Label and Packaging

	For The Years Ended
	2014	2013	2012
	(in thousands)
Segment net sales	$485,489	$498,150	$494,444
Segment operating income	$37,010	$32,644	$54,666
Operating income margin	7.6%	6.6%	11.1%
Restructuring and other charges	$1,089	$1,147	$2,014
Impairment of intangible assets	$—	$8,874	$—

Segment Net Sales

Segment net sales for our label and packaging segment decreased $12.7 million, or 2.5%, in 2014, as compared to 2013. Net sales from our label operations declined $13.4 million, primarily due to: (i) volume declines from our retail customers due to our decision to exit lower margin business; and (ii) our decision to exit our dry gum product line within our specialty papers business. These decreases were partially offset by volume increases in our prescription and overnight packaging label businesses, as well as organic sales growth in our custom labels business. Net sales from our packaging operations increased $0.7 million primarily due to increased sales volumes from new customers, partially offset by lower pricing due to product mix.

Segment net sales for our label and packaging segment increased $3.7 million, or 0.7%, in 2013, as compared to 2012. Net sales from our label operations increased $5.7 million, primarily due to: (i) the acquisition of Express Label in the first quarter of 2013, as Express Label was not included in our 2012 results; and (ii) higher sales from our ability to pass along price increases within our specialty and custom products business to cover higher raw material input costs. These increases were offset in part by lower sales volumes from our short-run and long-run label businesses due to lower customer demand. Net sales from our packaging operations decreased $2.0 million primarily due to lower sales volumes and a disruption due to a press fire.

Segment Operating Income

Segment operating income for our label and packaging segment increased $4.4 million, or 13.4%, in 2014, as compared to 2013. This increase was primarily due to an $8.9 million intangible asset impairment in 2013 in our packaging operations as a result of rebranding our packaging business lines, partially offset by: (i) higher selling, general and administrative expenses of $2.5 million in 2014, primarily due to our e-commerce and information technology initiatives; and (ii) lower gross margin of $2.3 million in our packaging operations, primarily due to our inability to pass certain raw material cost increases onto our customers, and disruptions related to the transition of work from our domestic operations to our international operations.

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

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses increased by $5.0 million, or 13.6%, in 2014, as compared to 2013, primarily due to costs associated with the integration of National, as well as higher restructuring and other charges. Corporate expenses increased by $5.2 million, or 16.4%, in 2013, as compared to 2012, primarily due to lower vendor related discounts of $2.9 million and higher restructuring and other charges.

Restructuring and Other Charges

Restructuring

We currently have three active cost savings, restructuring and integration plans: (i) two plans related to the implementation of cost savings initiatives focused on overhead cost eliminations including headcount reductions and the potential closure of certain manufacturing facilities, which we refer to as the 2014 Plan and the 2013 Plan; and (ii) the plan related to the integration of certain assets of National into our existing envelope operations, which we refer to as the National Plan.

During 2014, we implemented the 2014 Plan, which was primarily focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. Additionally, during 2014, we continued implementing the 2013 Plan, which was also primarily focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. We also continued implementing our plan to integrate certain assets of National, acquired in the third quarter of 2013, by substantially completing the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities, as of the end of 2014.

During 2013, we completed the integration of our acquisition of Envelope Product Group, which we refer to as EPG, with the closure and consolidation of an envelope facility. We also implemented additional cost savings actions in the first quarter of 2013, which were focused on overhead cost elimination, including targeted headcount reductions of approximately 400 employees and the closure of certain manufacturing facilities.

We currently have certain residual cost savings, restructuring and integration plans, which we refer to as the Residual Plans. As a result of these cost savings actions, over the last nine years we have closed or consolidated a significant amount of manufacturing facilities and have had a significant number of headcount reductions. We do not anticipate any significant future expenses related to the Residual Plans, other than modifications to its current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

During 2014, as a result of our restructuring and integration activities, we incurred $22.5 million of restructuring and other charges, which included $8.1 million of employee separation costs, $2.0 million of net non-cash charges on long-lived assets, equipment moving expenses of $3.4 million, lease termination expenses of $2.2 million, multi-employer pension withdrawal expenses of $1.3 million and building clean-up and other expenses of $5.5 million.

During 2013, as a result of our restructuring and integration activities, we incurred $13.1 million of restructuring and other charges, which included $6.5 million of employee separation costs, $1.3 million of net non-cash charges on long-lived assets, equipment moving expenses of $1.5 million, lease termination expenses of $1.1 million, multi-employer pension withdrawal expenses of $0.5 million and building clean-up and other expenses of $2.3 million.

During 2012, as a result of our restructuring and integration activities, we incurred $27.1 million of restructuring and other charges, which included $7.6 million of employee separation costs, $8.4 million of net non-cash charges on long-lived assets, equipment moving expenses of $1.1 million, lease termination expenses of $1.2 million, multi-employer pension withdrawal expenses of $5.1 million and building clean-up and other expenses of $3.8 million.

As of December 27, 2014, our total restructuring liability was $22.2 million, of which $5.2 million is included in other current liabilities, and $17.0 million, which is expected to be paid through 2032, is included in other liabilities in our consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $18.7 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. It is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited. Our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill impairments recorded in 2014, 2013 or 2012.

During the fourth quarter of 2013, we made the decision that certain trade names would be retired in 2014 as a result of rebranding our print and packaging business lines. Accordingly, based on our evaluation using a relief-from-royalty and other discounted cash flow methodologies, we concluded those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce the carrying value of these assets to their estimated fair values. Those trade names were fully amortized during 2014. There were no intangible asset impairments in the years ended 2014 or 2012.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations: Net cash provided by operating activities of continuing operations was $25.8 million in 2014, which was primarily due to: (i) our net loss adjusted for non-cash items of $36.6 million; and (ii) a source of cash of $8.8 million from working capital. This was partially offset by pension and other postretirement plan contributions of $14.0 million. The source of working capital primarily resulted from a decline in inventories due to various inventory management initiatives.

Net cash provided by operating activities of continuing operations was $22.3 million in 2013, which was primarily due to: (i) net loss adjusted for non-cash items of $39.1 million; (ii) pension and other postretirement plan contributions, net of expense, of $12.8 million; and (iii) a use of cash of $1.6 million from working capital. The use of working capital primarily related to the building of working capital associated with the acquisition of certain assets of National, substantially offset by our legacy working capital initiatives.

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

Net Cash (Used In) Provided By Operating Activities of Discontinued Operations: Represents the net cash (used in) provided by operating activities of our Discontinued Operations.
Net Cash Used In Investing Activities of Continuing Operations: Net cash used in investing activities of continuing operations was $35.5 million in 2014, primarily resulting from: (i) capital expenditures of $37.2 million; and (ii) the purchase of an investment of $2.0 million. These uses of cash were partially offset by proceeds received from the sale of property, plant and equipment of $3.8 million.

Net cash used in investing activities of continuing operations was $52.7 million in 2013, primarily resulting from: (i) $33.2 million of cash consideration paid for the acquisition of Express Label and certain assets of National; (ii) capital expenditures of $29.2 million; and (iii) a cash investment of $1.7 million. These uses of cash were partially offset by: (i) proceeds received from the sale of property, plant and equipment of $8.3 million; and (ii) proceeds received from an insurance claim of $3.0 million as a result of a fire that destroyed a press in our label and packaging segment.

Our debt agreements limit capital expenditures to $45.0 million in 2015 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2014. We estimate that we will spend approximately $30.0 million on capital expenditures in 2015, after considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.
Net Cash Provided By Investing Activities of Discontinued Operations: Represents the net cash provided by our Discontinued Operations related to investing activities. In 2014, the cash provided by investing activities of discontinued operations of $2.2 million is comprised of net cash proceeds received in 2014 related to the sale of Custom Envelope.
In 2013, the cash provided by investing activities of discontinued operations of $45.2 million is comprised primarily of net cash proceeds of $44.8 million from the sale of Custom Envelope.

Net Cash Provided By (Used In) Financing Activities of Continuing Operations: Net cash provided by financing activities of continuing operations was $12.5 million in 2014, primarily due to: (i) net borrowings of $13.3 million under our ABL Facility; and (ii) net cash proceeds from the 6.000% Notes and 8.500% Notes and the related refinancing of the Term Loan Facility and 8.875% Notes, after payment of financing-related costs and expenses. These sources of cash were partially offset by: (i) the repayment in full of our Unsecured Term Loan of $10.0 million; (ii) the payment of other long-term debt of $8.5 million; and (iii) the extinguishment of $2.7 million of our 11.5% Notes, and $2.0 million of our 8.500% Notes.

Net cash used in financing activities of continuing operations was $17.6 million in 2013, primarily due to: (i) the repayment of our Term Loan B of $388.2 million; (ii) the repayment of our 7.875% Notes of $67.8 million; (iii) the repayment of our Unsecured Term Loan of $40.0 million; (iv) the repayment of our Term Loan Facility of $30.9 million; (v) $18.0 million in repayments of our Revolving Credit Facility; (vi) the payment of $15.6 million of financing-related costs and expenses; and (vii) the repayment of other long-term debt of $7.3 million. These uses of cash were partially offset by: (i) proceeds from the issuance of the $360 million secured term loan facility; (ii) net borrowings of $121.4 million under our ABL Facility; (iii) proceeds from the issuance of our Unsecured Term Loan of $50.0 million; and (iv) proceeds from the issuance of an equipment loan of $20.0 million in connection with the acquisition of certain assets of National.

Net Cash Used In Financing Activities of Discontinued Operations: Represents the net cash used in our Discontinued Operations related to financing activities.

Contractual Obligations and Other Commitments: The following table details our significant contractual obligations and other commitments as of the year ended (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other (2)	Total
2015	$95,088	$25,668	$17,174	$137,930
2016	94,240	20,383	9,114	123,737
2017	512,199	17,269	7,760	537,228
2018	60,383	13,494	5,137	79,014
2019	579,980	9,360	4,786	594,126
Thereafter	302,457	19,013	39,688	361,158
Total	$1,644,347	$105,187	$83,659	$1,833,193
 ________________________

(1)	Includes $397.7 million of estimated interest expense over the term of our long-term debt, with variable rate debt having an average interest rate of approximately 3.9%.

(2)
Includes projected 2015 pension contributions of $4.6 million, anticipated benefit payments related to other postretirement benefit plans of $17.8 million, anticipated worker’s compensation paid losses of $12.2 million, restructuring-related liabilities of $49.1 million, including interest expense on lease terminations and multi-employer pension withdrawal liabilities. Excluded from the table are $4.8 million of income tax contingencies as we are unable to reasonably estimate the ultimate amount payable or timing of settlement.

Long-Term Debt: Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of December 27, 2014, an increase of $48.8 million from December 28, 2013. This increase was primarily due to the issuance of the 6.000% Notes and 8.500% Notes and the related refinancings, as well as net borrowings of $13.3 million under our ABL Facility during 2014. As of December 27, 2014, approximately 88% of our debt outstanding was subject to fixed interest rates. As of February 17, 2015, we had approximately $53 million of borrowing availability under our ABL Facility. From time to time, we may refinance our debt obligations as business needs and market conditions warrant.

6.000% Senior Priority Secured Notes

On June 26, 2014, we issued the 6.000% Notes, which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 6.000% Notes were issued at par, pursuant to an indenture, which we refer to as the 6.000% Indenture, among us and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. We will pay interest on the 6.000% Notes semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.000% Notes have no required principal payments prior to their maturity on August 1, 2019.  The 6.000% Notes are guaranteed on a senior secured basis by us and substantially all of our existing and future North American subsidiaries (other than Cenveo Corporation). As such, the 6.000% Notes rank pari passu with all of our existing and future senior debt and senior to any of our subordinated debt and effectively junior to our obligations under the ABL Facility (to the extent that the ABL Facility has a first priority perfected security interest in certain of our assets). We may redeem the 6.000% Notes, in whole or in part, on or after February 1, 2019, at a redemption price of 100.0% plus accrued and unpaid interest. In addition, at any time between August 1, 2017, and February 1, 2019, we may redeem in whole or in part the remaining aggregate principal amount of the notes originally issued at a redemption price of 100% plus accrued and unpaid interest and a "make-whole" premium of not less than 1%. At any time prior to August 1, 2017, we may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 106.0% plus accrued and unpaid interest. Each holder of the 6.000% Notes has the right to require us to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 6.000% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of our subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 6.000% Indenture also contains certain customary affirmative covenants and events of default.

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

During the third quarter of 2014, we exchanged $3.0 million of our 7% Notes for approximately one million shares of our common stock. We also extinguished $2.7 million of our 11.5% Notes, and $2.0 million of our 8.500% Notes, during 2014.
Debt Compliance
As of the year ended 2014, we were in compliance with all debt agreement covenants. We anticipate being in compliance with all debt agreements throughout the 2015 fiscal year.

Letters of Credit

As of December 27, 2014, we had outstanding letters of credit of approximately $19.9 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe any obligations which may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	6.000% Notes	8.500% Notes	11.5% Notes	Outlook	Last Update
Moody’s	Caa1	B3	Caa2	Caa3	Stable	June 2014
Standard & Poor’s	B-	B	CCC	CCC	Stable	June 2014
In June 2014, Moody's Investors Services, which we refer to as Moody's, affirmed our Corporate Rating and the ratings on our 11.5% Notes. Additionally, they rated the 6.000% Notes and 8.500% Notes for the first time. In June 2014, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, affirmed our Corporate Rating and the ratings on our 11.5% Notes, and rated the 6.000% Notes and the 8.500% Notes for the first time. The detail of all current ratings has been provided in the table above.
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
We believe the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:
Allowance for Losses on Accounts Receivable: We maintain a valuation allowance based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the current credit worthiness of customers and related aging of past due balances. As of the years ended 2014 and 2013, the allowance provided for potentially uncollectible accounts receivable was $5.1 million and $5.4 million, respectively. Charges for bad debts recorded to the statement of operations for the years ended 2014, 2013 and 2012 were $2.2 million, $4.4 million and $2.0 million, respectively. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.
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
Provision for Impairment of Goodwill and Indefinite Lived Intangible Assets: We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually at the beginning of December and whenever events or circumstances make it more likely than not an impairment may have occurred. Accounting Standards Codification 350, Goodwill and Other Intangible Assets ("ASC 350"), provides us with the option of performing a qualitative assessment, if elected, prior to calculating the fair value of an indefinite lived intangible asset or the fair value of a reporting unit for goodwill under a quantitative approach. If we determine, based on qualitative factors, the fair value of an indefinite lived intangible asset or the fair value of a reporting unit is more likely than not to be less than the respective carrying value, a quantitative impairment test would be required to be performed. Otherwise, further impairment testing would not be needed.
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
In 2014, 2013 and 2012, we elected to bypass the qualitative only assessment and perform quantitative assessments on both goodwill and indefinite lived intangible assets. We did not record any goodwill impairment charges in 2014, 2013 or 2012.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. In 2014, the envelope, print and label reporting units had fair value in excess of carrying value, with fair value exceeding carrying value by at least 60%. The packaging reporting unit had fair value in excess of carrying value, with fair value exceeding carrying value by less than 15%. Goodwill allocated to the packaging reporting unit was approximately $8 million as of the year ended 2014. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would decrease the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In 2014, the discount rate for each reporting unit was between 9% and 11%. A 100 basis point increase in our estimated discount rates would not have resulted in any reporting units failing step one.
During the fourth quarter of 2013, we made the decision to retire certain trade names in 2014 as a result of rebranding our print and packaging business lines. Accordingly, based on our evaluation using a relief-from-royalty and other discounted cash flow methodologies, we concluded that those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce their carrying value to their estimated fair value. Those trade names were fully amortized during 2014. There were no intangible asset impairments in the years ended 2014 or 2012.
Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related trade names. However, if our estimates of the valuations of our trade names prove to be inaccurate, an impairment charge could be necessary in future periods.
Our quantitative impairment analysis for trade names utilizes a relief-from-royalty method in which the hypothetical benefits of owning each respective trade name are valued by discounting hypothetical royalty revenue over projected revenues covered by the trade names. We utilized royalty rates of 1.5% to 2.0% for the use of the subject trade names based on comparable market rates, the profitability of the product employing the trade name, and qualitative factors, such as the strength of the name and years in usage. The discount rate utilized was between 11.5% and 12.5%, which was based on the weighted average cost of capital for the respective business plus a premium to account for the relative risks of the subject trade name.

In order to evaluate the sensitivity of the fair value calculations for all of our indefinite lived trade names, we applied hypothetical 5% and 10% decreases to the estimated fair value of our trade names. Such hypothetical decreases in fair value could be due to changes in discount rates and/or assumed royalty rates. These hypothetical 5% and 10% decreases in estimated fair value would not have resulted in any impairment of any of our identifiable indefinite lived trade names.
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
Our self-insurance workers’ compensation liability is estimated based on reserves for claims which are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis which considers anticipated payment patterns. As of the years ended 2014 and 2013, the undiscounted liability was $13.2 million and $12.9 million, respectively, and the discounted liability was $12.2 million and $11.9 million, respectively, using discount rates of 2% for each of the years ended 2014 and 2013.
Our self-insured healthcare liability represents our estimate of claims which have been incurred, but not reported as of the years ended 2014 and 2013. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $3.3 million as of both of the years ended 2014 and 2013, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. The estimate of our liability for employee healthcare represents between 30 and 35 days of unreported claims.
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
Accounting for Income Taxes: We are required to estimate our income taxes in each jurisdiction in which we operate, which primarily includes the United States, Canada and India. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of the years ended 2014 and 2013, we had net deferred tax liabilities of $36.3 million and $33.8 million, respectively, from our United States operations. As of the years ended 2014 and 2013, we had net deferred tax assets of $0.4 million and net deferred tax liabilities of $1.5 million, respectively, from our foreign operations.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressure we have experienced in certain of our product lines, along with the recent decline in net sales and profitability from our print segment during 2013, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $135.4 million as of the year ended 2014. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. As of the year ended 2014, our valuation allowance related to these state net operating losses and foreign tax credit carryforwards was $24.7 million.
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

We recognize a tax position in our consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in our consolidated financial statements. We adjust such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. During 2014 and 2013, we did not reduce our liabilities for uncertain tax positions.
Pension and Other Postretirement Benefit Plans: The valuation of our pension and other postretirement plans requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities. Inherent in these valuations are key assumptions, which include discount rate, investment returns and mortality rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on our consolidated balance sheet, but are generally amortized into our consolidated statement of operations over future periods, with the deferred amount recorded in accumulated other comprehensive loss. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisers. We select the discount rate to be used for purposes of computing annual service and interest costs based on the Citigroup Pension Liability Index as of our respective year end dates. The weighted average discount rate used to determine the benefit obligation as of the years ended 2014 and 2013 was 3.75% and 4.50%, respectively. A one percentage point decrease in the discount rate at year end 2014 would increase the pension and other postretirement plans’ projected benefit obligation by approximately $54.0 million. A one percentage point increase in the discount rate at the year ended 2014 would decrease the pension and other postretirement plans’ projected benefit obligation by approximately $43.9 million.

In 2014, we began to allow certain participants in the pension plans the option of settling their vested benefits through the receipt of a lump-sum payment. Lump-sum payments made in 2014 did not meet the criteria to apply settlement accounting. Since settlement via lump-sum payment is dependent on an employee's decision and election, the extent of future settlements and the associated losses may fluctuate significantly.
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
Commitments and Contingencies: Our business and operations are subject to a number of significant risks, most of which are summarized in our "Risk Factors" in Item 1A, and in Note 14 to our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks such as changes in interest and foreign currency exchange rates, which may adversely affect our results of operations and financial position.

As of December 27, 2014, we had variable rate debt outstanding of $149.2 million. A change of 1% to the current London Interbank Offered Rate (“LIBOR”) would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the year ended 2014, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $6.6 million and an increase in operating income of less than $0.1 million, respectively.

Item 8.   Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cenveo, Inc.
We have audited the accompanying consolidated balance sheets of Cenveo, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 27, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and subsidiaries as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2014 in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 27, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2015 expressed an unqualified opinion.
/s/ GRANT THORNTON LLP

New York, New York
February 18, 2015

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	2014	2013

Assets
Current assets:
Cash and cash equivalents	$14,593	$11,329
Accounts receivable, net	281,898	281,586
Inventories	137,010	161,565
Prepaid and other current assets	50,406	55,353
Assets of discontinued operations - current	8	132
Total current assets	483,915	509,965

Property, plant and equipment, net	282,408	304,907
Goodwill	185,849	186,436
Other intangible assets, net	157,704	168,749
Other assets, net	48,015	43,614
Assets of discontinued operations - long-term	—	33
Total assets	$1,157,891	$1,213,704
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$4,355	$9,174
Accounts payable	232,184	244,228
Accrued compensation and related liabilities	37,125	32,139
Other current liabilities	87,221	81,198
Liabilities of discontinued operations - current	70	2,013
Total current liabilities	360,955	368,752

Long-term debt	1,229,984	1,176,351
Other liabilities	199,627	165,581
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value; 25 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 67,682 and 66,265 shares issued and outstanding as of the years ended 2014 and 2013, respectively	677	663
Paid-in capital	370,228	364,177
Retained deficit	(905,383)	(821,520)
Accumulated other comprehensive loss	(98,197)	(40,300)
Total shareholders’ deficit	(632,675)	(496,980)
Total liabilities and shareholders’ deficit	$1,157,891	$1,213,704

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For The Years Ended
	2014	2013	2012
Net sales	$1,949,040	$1,777,808	$1,738,293
Cost of sales	1,653,513	1,485,931	1,417,147
Selling, general and administrative expenses	217,530	206,085	182,980
Amortization of intangible assets	11,781	9,962	9,881
Restructuring and other charges	22,458	13,100	27,100
Impairment of intangible assets	—	33,367	—
Operating income	43,758	29,363	101,185
Gain on bargain purchase	—	(17,262)	—
Interest expense, net	106,798	112,677	114,755
Loss on early extinguishment of debt, net	27,449	11,324	12,487
Other income, net	(7,004)	(5,602)	(1,249)
Loss from continuing operations before income taxes	(83,485)	(71,774)	(24,808)
Income tax expense	2,834	13,753	55,720
Loss from continuing operations	(86,319)	(85,527)	(80,528)
Income from discontinued operations, net of taxes	2,456	16,741	641
Net loss	(83,863)	(68,786)	(79,887)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	(56,576)	31,430	(7,986)
Currency translation adjustment	(1,321)	(4,529)	665
Comprehensive loss	$(141,760)	$(41,885)	$(87,208)

(Loss) income per share – basic:
Continuing operations	$(1.29)	$(1.32)	$(1.27)
Discontinued operations	0.04	0.25	0.01
Net loss	$(1.25)	$(1.07)	$(1.26)

(Loss) income per share – diluted:
Continuing operations	$(1.29)	$(1.32)	$(1.27)
Discontinued operations	0.04	0.25	0.01
Net loss	$(1.25)	$(1.07)	$(1.26)

Weighted average shares outstanding:
Basic	66,952	64,576	63,567
Diluted	66,952	64,576	63,567

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For The Years Ended
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(83,863)	$(68,786)	$(79,887)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on sale of discontinued operations, net of taxes	(2,519)	(14,933)	6,260
Loss (income) from discontinued operations, net of taxes	63	(1,808)	(6,901)
Depreciation	52,207	50,534	50,777
Amortization of intangible assets	11,781	9,962	9,881
Non-cash interest expense, net	9,772	10,289	8,263
Deferred income taxes	1,165	(28,672)	(1,948)
Non-cash taxes	—	40,562	56,500
Gain on bargain purchase	—	(17,262)	—
Loss (gain) on sale of assets	127	(120)	(2,782)
Non-cash restructuring and other charges, net	4,946	2,622	11,226
Impairment of intangible assets	—	33,367	—
Loss on early extinguishment of debt, net	27,449	11,324	12,487
Provisions for bad debts	2,174	4,392	2,024
Provisions for inventory obsolescence	10,879	6,523	3,588
Stock-based compensation provision	2,420	3,739	5,333
Gain on insurance claim	—	(2,670)	—
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(3,088)	(31,686)	26,594
Inventories	13,369	(40,622)	(617)
Accounts payable and accrued compensation and related liabilities	(5,652)	69,848	(13,291)
Other working capital changes	4,148	4,047	(29,050)
Other, net	(19,571)	(18,335)	(15,613)
Net cash provided by operating activities of continuing operations	25,807	22,315	42,844
Net cash (used in) provided by operating activities of discontinued operations	(1,892)	5,878	9,221
Net cash provided by operating activities	23,915	28,193	52,065
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(33,166)	(644)
Capital expenditures	(37,231)	(29,235)	(20,563)
Purchase of investment	(2,000)	(1,650)	(350)
Proceeds from insurance claim	—	3,036	—
Proceeds from sale of property, plant and equipment	3,767	8,304	7,978
Proceeds from sale of intangible asset	—	—	5,700
Net cash used in investing activities of continuing operations	(35,464)	(52,711)	(7,879)
Net cash provided by investing activities of discontinued operations	2,196	45,214	39,533
Net cash (used in) provided by investing activities	(33,268)	(7,497)	31,654
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	540,000	—	—
Proceeds from issuance of 8.500% junior secured priority notes due 2022	250,000	—	—
Repayment of 10.5% senior notes	—	—	(169,875)
Repayment of 7.875% senior subordinated notes	—	(67,848)	(214,831)
(Repayment) borrowing of Term Loan B due 2016	—	(388,205)	31,844
Repayment of 8.375% senior subordinated notes	—	—	(24,787)
Payment of financing related costs and expenses and debt issuance discounts	(37,994)	(15,570)	(37,836)
Proceeds from issuance of other long-term debt	—	20,000	—
Repayments of other long-term debt	(8,493)	(7,865)	(4,846)
Proceeds from issuance of 11.5% senior notes due 2017	—	—	225,000
Repayment of 11.5% senior notes due 2017	(2,680)	—	—
Repayment of 8.500% junior secured priority notes due 2022	(2,000)	—	—
Purchase and retirement of common stock upon vesting of RSUs	(562)	(660)	(735)
Proceeds from issuance of 7% senior exchangeable notes due 2017	—	—	86,250
(Repayment) borrowings under Revolving Credit Facility, net	—	(18,000)	18,000
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000	—
Repayment of 15% Unsecured Term Loan due 2017	(10,000)	(40,000)	—
Proceeds from exercise of stock options	20	98	—
Proceeds from issuance of Term Loan Facility due 2017	—	360,000	—
Repayment of Term Loan Facility due 2017	(329,100)	(30,900)	—
Repayment of 8.875% senior second lien notes due 2018	(400,000)	—	—
Borrowings under ABL Facility due 2017	520,100	699,200	—
Repayments under ABL Facility due 2017	(506,800)	(577,800)	—
Net cash provided by (used in) financing activities of continuing operations	12,491	(17,550)	(91,816)
Net cash used in financing activities of discontinued operations	—	—	(1,652)
Net cash provided by (used in) financing activities	12,491	(17,550)	(93,468)
Effect of exchange rate changes on cash and cash equivalents	126	73	106
Net increase (decrease) in cash and cash equivalents	3,264	3,219	(9,643)
Cash and cash equivalents at beginning of period	11,329	8,110	17,753
Cash and cash equivalents at end of period	$14,593	$11,329	$8,110
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (in thousands)

	Common Stock		Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of the year ended 2011	63,260	$633	$350,390	$(672,847)	$(59,880)	$(381,704)
Comprehensive (loss) income:
Net loss				(79,887)		(79,887)
Other comprehensive (loss) income:
Pension liability adjustment, net of tax benefit of $5,225					(7,986)	(7,986)
Currency translation adjustment					665	665
Other comprehensive loss						(7,321)
Total comprehensive loss						(87,208)
Purchase and retirement of common stock upon vesting of RSUs	502	5	(740)			(735)
Amortization of stock based compensation			5,333			5,333
Balance as of the year ended 2012	63,762	638	354,983	(752,734)	(67,201)	(464,314)
Comprehensive (loss) income:
Net loss				(68,786)		(68,786)
Other comprehensive income (loss):
Pension liability adjustment, net of tax expense of $20,105					31,430	31,430
Currency translation adjustment					(4,529)	(4,529)
Other comprehensive income						26,901
Total comprehensive loss						(41,885)
Issuance of stock	2,083	21	6,021			6,042
Exercise of stock options	20	—	98			98
Purchase and retirement of common stock upon vesting of RSUs	400	4	(664)			(660)
Amortization of stock based compensation			3,739			3,739
Balance as of the year ended 2013	66,265	663	364,177	(821,520)	(40,300)	(496,980)
Comprehensive (loss)income:
Net loss				(83,863)		(83,863)
Other comprehensive (loss) income:
Pension liability adjustment, net of tax benefit of zero					(56,576)	(56,576)
Currency translation adjustment					(1,321)	(1,321)
Other comprehensive loss						(57,897)
Total comprehensive loss						(141,760)
Exchange of 7% Notes	1,068	11	4,176			4,187
Exercise of stock options	10	—	20			20
Purchase and retirement of common stock upon vesting of RSUs	339	3	(565)			(562)
Amortization of stock based compensation			2,420			2,420
Balance as of the year ended 2014	67,682	$677	$370,228	$(905,383)	$(98,197)	$(632,675)
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include the results of Cenveo, Inc. and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). All intercompany transactions have been eliminated.
Cenveo, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Cenveo") are engaged in envelope converting, commercial printing, and the manufacturing of label and specialty packaging products. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol "CVO." The Company operates a network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers. The Company’s operations are based in North America, Latin America and Asia.
The Company’s reporting periods for 2014, 2013 and 2012 in this report each consist of 52 week periods and ended on December 27, 2014, December 28, 2013, and December 29, 2012, respectively. Such periods are referred to herein as: (i) "as of the year ended 2014," "the year ended 2014" or "2014;" (ii) "as of the year ended 2013," "the year ended 2013" or "2013;" and (iii) "as of the year ended 2012," "the year ended 2012" or "2012." All references to years and year-ends herein relate to fiscal years rather than calendar years.
The Company acquired certain assets of National Envelope Corporation ("National") during the third quarter of 2013 and all of the assets of Express Label Company ("Express Label") during the first quarter of 2013. The Company’s results include the operating results of these acquisitions subsequent to their respective acquisition dates.

As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform, the Company completed the sale of its Custom Envelope Group ("Custom Envelope") during the third quarter of 2013. Additionally, during the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility. Beginning in the fourth quarter of 2011, the financial results of the Company's documents and forms business ("Documents Group") as well as the Company's wide-format papers business have been accounted for as discontinued operations. These businesses were sold in the first quarter of 2012. Collectively, the Company refers to these businesses as the "Discontinued Operations." As a result, the Company's historical consolidated balance sheets, statements of operations and comprehensive income (loss) ("statement of operations") and statements of cash flows have been reclassified to reflect the Discontinued Operations separately from the Company's continuing operations for all periods presented.

During the fourth quarter of 2013, the Company completed a realignment of its reportable segments as a result of a change in management reporting and strategy. The reportable segments were realigned into three complementary reportable segments: the envelope segment, the print segment and the label and packaging segment. Previously, the two reportable segments were print and envelope and label and packaging. Prior year disclosures have been updated to reflect the segment realignment.
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
Fair Value Measurements: Certain assets and liabilities of the Company are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable, short-term debt and accounts payable approximate their carrying values due to their short-term nature. The Company also has other assets or liabilities that it records at fair value, such as its pension plan assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

quality. However, at certain times, such cash and cash equivalents may be in excess of FDIC insurance limits. Cash and cash equivalents are stated at cost, which approximates fair value.
Accounts Receivable: Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends indicate that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expensed when it is probable the accounts will not be recovered. As of the years ended 2014 and 2013, accounts receivable were reduced by an allowance for doubtful accounts of $5.1 million and $5.4 million, respectively. Transactions affecting the allowance for doubtful accounts were as follows (in thousands):

	For The Years Ended
	2014	2013	2012
Balance at beginning of year	$5,409	$4,664	$5,584
Charged to expense	2,174	4,392	2,024
Write-offs, recoveries and other	(2,512)	(3,647)	(2,944)
Balance at end of year	$5,071	$5,409	$4,664
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
Computer Software: The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed, tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, generally between three and seven years. Net computer software costs included in property, plant and equipment were $19.3 million and $10.4 million as of the years ended 2014 and 2013, respectively.
Debt Issuance Costs: Direct expenses such as legal, accounting and underwriting fees incurred to issue, extend or amend debt are included in other assets, net. Debt issuance costs were $25.2 million and $22.8 million as of the years ended 2014 and 2013, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt. Interest expense includes the amortization of debt issuance costs of $9.8 million, $9.4 million and $7.0 million in 2014, 2013 and 2012, respectively.
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is not amortized. Goodwill is subject to an annual impairment test and is reviewed annually as of the beginning of December to determine if there is an impairment or more frequently if an indication of possible impairment exists. Impairment testing for goodwill is performed at a reporting unit level, with all goodwill assigned to a reporting unit. The Company's reporting units are the same as its four operating segments. An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. No impairment charges for goodwill were recorded in 2014, 2013 or 2012.
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
During the fourth quarter of 2013, the Company made the decision that certain trade names would be retired in 2014 as a result of rebranding the Company's print and packaging business lines. Accordingly, based on its evaluation using a relief-from-royalty and other discounted cash flow methodologies, the Company concluded those trade name assets were impaired. An

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

impairment charge of $33.4 million was recorded to reduce their carrying value to their estimated fair value. Those trade names were fully amortized during 2014. There were no intangible asset impairments in the years ended 2014 or 2012.
Long-Lived Assets: Long-lived assets, including property, plant and equipment, and intangible assets with definite lives, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be fully recoverable. An impairment is assessed if the undiscounted expected future cash flows generated from an asset are less than its carrying value. Impairment losses are recognized for the amount by which the carrying value of an asset exceeds its fair value (Level 2 and 3). Additionally, the estimated useful lives of all long-lived assets are periodically reviewed and revised, if necessary.
Self-Insurance: The Company is self-insured for the majority of its workers’ compensation costs and health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred, but not reported. As of the years ended 2014 and 2013, the (i) undiscounted workers' compensation liability was $13.2 million and $12.9 million, respectively, and the discounted liability was $12.2 million and $11.9 million, respectively, using discount rates of 2% for each of the years ended 2014 and 2013, and the (ii) healthcare liability was $3.3 million in both 2014 and 2013.
Pension and Other Postretirement Plans: The Company records expense relating to its pension and other postretirement plans based on actuarial calculations. The inputs for these estimates mainly include discount rates, anticipated mortality rates and assumed rates of return. The Company reviews its actuarial assumptions on an annual basis and modifies the assumptions based on current anticipated rates. The effect of modifications on the value of plan obligations and assets is recognized in accumulated other comprehensive income (loss) ("AOCI") and is recognized in the statement of operations over future periods.
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
Advertising Costs: All advertising costs are expensed as incurred. Advertising costs were $3.5 million, $2.9 million and $2.8 million for 2014, 2013 and 2012, respectively.
Stock-Based Compensation: The Company uses the fair value method of accounting for stock-based compensation. The Company uses the Black-Scholes-Merton option-pricing model ("Black-Scholes") to measure fair value of these stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. The Company recognizes stock-based compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.
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
Income Taxes: Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent it is more likely than not that the net deferred tax assets in the United States will not be realized. The Company has a full valuation allowance related to its net deferred tax assets as of the year ended 2014.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs.

New Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." This ASU provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward exists.  The objective of this ASU is to eliminate diversity in practice related to this topic.  The ASU states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the consolidated financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, similar tax loss or a tax credit carryforward except in certain situations.  The update is effective for annual and interim periods beginning after December 15, 2013.  The Company's adoption of this amendment did not have a material impact on the Company's consolidated financial statements.
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

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB's Accounting Standards Codification ("ASC") 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the statement of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and were $5.2 million, $8.7 million and $1.5 million for the years ended 2014, 2013 and 2012, respectively.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Unaudited Pro Forma Financial Information

The following supplemental pro forma consolidated summary financial information of the Company for the year ended 2013 herein have been prepared by adjusting the historical data as set forth in its statement of operations to give effect to the acquisition of certain assets of National as if it had been made as of January 1, 2012 (in thousands, except per share amounts).

2013
Net sales
As reported	$1,777,808
Pro forma	$2,027,799
Loss from continuing operations
As reported	$(85,527)
Pro forma	$(114,127)
Loss per share from continuing operations - basic
As reported	$(1.32)
Pro forma	$(1.73)
Loss per share from continuing operations - diluted
As reported	$(1.32)
Pro forma	$(1.73)

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

The Company has completed its assessment of the purchase price allocation by identifying and estimating the fair values of tangible and identifiable intangible assets, comprised of a leasehold interest and property, plant and equipment. Pro forma adjustments have been made to depreciation and amortization expense related to these estimated fair values, and to reflect the Company's borrowing rate in the above supplemental pro forma consolidated summary financial information. The pro forma operating results do not include any anticipated synergies related to integrating these assets into the Company's existing operations.

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

Express Label's results of operations and cash flows are included in the Company’s consolidated statement of operations and cash flows from December 31, 2012. Pro forma results for the year ended 2013, assuming the acquisition of Express Label had been made on January 1, 2012 are not presented in the table above since the effect would not be material.

3. Discontinued Operations

On September 28, 2013, the Company completed the sale of Custom Envelope. The Company received total net cash proceeds of approximately $47.0 million, of which $2.2 million was received in 2014. This resulted in the recognition of a total after-tax gain of $16.5 million, of which $14.9 million was recognized in the year ended 2013. The operating results of Custom Envelope are reported in discontinued operations in the Company's financial statements for all periods presented herein.

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
On February 10, 2012, the Company completed the sale of the Documents Group. Net cash proceeds were approximately $35.5 million. The original sale price of $40.0 million was subject to customary working capital settlement negotiations, which were completed during the third quarter of 2012, pursuant to the purchase and sale agreement. The operating results of the Documents Group are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

On January 27, 2012, the Company completed the sale of its wide-format papers business, for cash proceeds of approximately $4.7 million. The operating results of the wide-format papers business are reported in discontinued operations in the Company's consolidated financial statements for all periods presented herein.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of December 27, 2014, and December 28, 2013 (in thousands):

	2014	2013
Accounts receivable, net	$—	$9
Prepaid and other current assets	8	123
Assets of discontinued operations - current	8	132
Property, plant and equipment, net	—	33
Assets of discontinued operations - long-term	—	33
Accrued compensation and related liabilities	70	627
Other current liabilities	—	1,386
Liabilities of discontinued operations - current	70	2,013
Net assets	$(62)	$(1,848)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For The Years Ended
	2014	2013	2012
Net sales	$—	$34,891	$68,478
(Loss) income from discontinued operations before income taxes (1)	(63)	4,471	11,342
Income tax expense on discontinued operations	—	2,663	4,441
Gain (loss) on sale of discontinued operations, net of tax (2)	2,519	14,933	(6,260)
Income from discontinued operations, net of taxes	$2,456	$16,741	$641
Income per share - basic	$0.04	$0.25	$0.01
Income per share - diluted	$0.04	$0.25	$0.01
____________________
(1)     Income from discontinued operations for the year ended 2012 also includes the reduction of a liability of $1.8 million, net of tax expense of $1.2 million, due to the expiration of certain statutes of limitations related to a previous divestiture.

(2)     The gain (loss) on the sale of discontinued operations is shown net of tax expense of zero and $10.7 million for the years ended 2014 and 2013, respectively, and a tax benefit of $2.6 million for the year ended 2012.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	2014	2013
Raw materials	$45,341	$62,241
Work in process	19,649	21,698
Finished goods	72,020	77,626
	$137,010	$161,565

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	2014	2013
Land and land improvements	$13,982	$14,507
Buildings and building improvements	101,407	97,674
Machinery and equipment	623,619	635,638
Furniture and fixtures	10,086	11,049
Construction in progress	13,154	11,828
	762,248	770,696
Accumulated depreciation	(479,840)	(465,789)
	$282,408	$304,907

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

Proceeds From Long-Lived Assets

During the fourth quarter of 2014, the Company sold one manufacturing facility, which related to its envelope segment, for net proceeds of $1.0 million. During the third quarter of 2014, the Company sold one manufacturing facility, which related to its print segment, for net proceeds of $1.2 million.

During the fourth quarter of 2013, the Company sold one office facility, which related to its envelope segment for net proceeds of $0.5 million. During the second quarter of 2013, the Company sold one manufacturing facility, which related to its envelope segment, for net proceeds of $1.7 million.

During the first quarter of 2013, a press in the Company's label and packaging segment was destroyed by a fire. The Company's insurance policy provided coverage for business interruption and the replacement cost of the press. The insurance settlement was finalized during the second quarter of 2013 and the Company received cash proceeds of $4.4 million, resulting in a $2.7 million gain. The gain on the insurance settlement represents the difference between the replacement cost and carrying value of the press. The gain is recorded in other income, net, in the Company's consolidated statement of operations.

In 2012, the Company sold three manufacturing facilities, one of which related to its envelope segment and two of which related to its print segment, for net proceeds of $6.4 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of the years ended 2014 and 2013 by reportable segment are as follows (in thousands):

	Envelope	Print	Label and Packaging	Total
Balance as of the year ended 2012	$23,433	$46,267	$117,715	$187,415
Acquisitions, net	—	—	92	92
Foreign currency translation	—	(691)	(380)	(1,071)
Balance as of the year ended 2013	23,433	45,576	117,427	186,436
Foreign currency translation	—	(144)	(443)	(587)
Balance as of the year ended 2014	$23,433	$45,432	$116,984	$185,849

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

The estimated fair value for each of the Company's reporting units, as of the year ended 2014, exceeded the respective carrying values of each reporting unit. As a result, it was concluded that the goodwill assigned to each reporting unit, as of December 27, 2014, was not impaired. Additionally, there were no goodwill impairments recorded in the years ended 2013 and 2012.

Other intangible assets are as follows (in thousands):

		2014				2013
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	8	$144,732	$(27,234)	$(62,202)	$55,296	$144,898	$(27,234)	$(53,682)	$63,982
Trademarks and trade names	22	77,750	(55,367)	(9,383)	13,000	77,754	(55,367)	(6,734)	15,653
Leasehold interest	18	4,430	—	(291)	4,139	3,780	—	(55)	3,725
Patents	11	3,528	—	(3,159)	369	3,528	—	(3,039)	489
Non-compete agreements		—	—	—	—	140	—	(140)	—
Subtotal	11	230,440	(82,601)	(75,035)	72,804	230,100	(82,601)	(63,650)	83,849

Intangible assets with indefinite lives:
Trademarks		84,900	—	—	84,900	84,900	—	—	84,900
Total		$315,340	$(82,601)	$(75,035)	$157,704	$315,000	$(82,601)	$(63,650)	$168,749

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2015	$9,743
2016	7,997
2017	7,300
2018	7,139
2019	6,920
Thereafter	33,705
Total	$72,804

Sale of Intangible Asset

In 2012, the Company received proceeds of $5.7 million related to the buyout of a royalty agreement by a third party and certain other intellectual property. Prior to its sale, the royalty agreement was accounted for as an intangible asset in the Company's consolidated balance sheet. As a result of the transaction, the Company recorded a gain of $2.8 million in other income, net, in its consolidated statement of operations.

Asset Impairments

During the fourth quarter of 2013, the Company made the decision to retire certain trade names during 2014 as a result of rebranding the Company's print and packaging business lines. Accordingly, based on its evaluation using a relief-from-royalty and other discounted cash flow methodologies, the Company concluded that those trade name assets were impaired. An impairment charge of $33.4 million was recorded to reduce their carrying value to their estimated fair value. Those trade names were fully amortized during 2014. There were no intangible asset impairments in the years ended 2014 or 2012.

7. Other Current Liabilities
Other current liabilities are as follows (in thousands):

	2014	2013
Accrued interest expense	$24,379	$20,040
Accrued customer rebates	21,212	16,901
Restructuring liabilities	5,174	4,555
Other accrued liabilities	36,456	39,702
	$87,221	$81,198

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. Long-Term Debt

Long-term debt is as follows (in thousands):

	2014	2013
ABL Facility due 2017	$134,700	$121,400
8.500% junior priority secured notes due 2022 ($248.0 million and $0 outstanding principal amount as of the years ended 2014 and 2013, respectively)	245,384	—
6.000% senior priority secured notes due 2019 ($540.0 million and $0 outstanding principal amount as of the years ended 2014 and 2013, respectively)	534,552	—
8.875% senior second lien notes due 2018 ($0 and $400.0 million outstanding principal amount as of the years ended 2014 and 2013, respectively)	—	398,326
Term Loan Facility due 2017 ($0 and $329.1 million outstanding principal amount as of the years ended 2014 and 2013, respectively)	—	326,013
15% Unsecured Term Loan due 2017 ($0 and $10.0 million outstanding principal amount as of the years ended 2014 and 2013, respectively)	—	9,500
11.5% senior notes due 2017 ($222.3 million and $225.0 million outstanding principal amount as of the years ended 2014 and 2013, respectively)	218,011	219,068
7% senior exchangeable notes due 2017	83,250	86,250
Other debt including capital leases	18,442	24,968
	1,234,339	1,185,525
Less current maturities	(4,355)	(9,174)
Long-term debt	$1,229,984	$1,176,351

The estimated fair value of the Company’s long-term debt was approximately $1.1 billion and $1.2 billion for the years ended 2014 and 2013, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument. Interest expense in 2014 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.6%, compared to the average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.2% in 2013. Cash interest payments on long-term debt were $94.7 million, $103.0 million and $110.7 million in 2014, 2013 and 2012, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.000% Senior Priority Secured Notes

On June 26, 2014, the Company's wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer") issued $540.0 million aggregate principal amount of 6.000% senior priority secured notes due 2019 (the "6.000% Notes"), which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 6.000% Notes were issued at par, pursuant to an indenture (the "6.000% Indenture") among the Subsidiary Issuer, Cenveo, Inc. and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. The Subsidiary Issuer will pay interest on the 6.000% Notes semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.000% Notes have no required principal payments prior to their maturity on August 1, 2019.  The 6.000% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its existing and future North American subsidiaries (other than the Subsidiary Issuer). As such, the 6.000% Notes rank pari passu with all of the Subsidiary Issuer's existing and future senior debt, and senior to any of the Subsidiary Issuer's subordinated debt and effectively junior to the Subsidiary Issuer's obligations under the $230 million asset-based revolving credit facility (the "ABL Facility"), to the extent that the ABL Facility has a first priority perfected security interest in certain of our assets. The Subsidiary Issuer may redeem the 6.000% Notes, in whole or in part, on or after February 1, 2019, at a redemption price of 100.0% plus accrued and unpaid interest. In addition, at any time between August 1, 2017, and February 1, 2019, the Subsidiary Issuer may redeem in whole or in part the remaining aggregate principal amount of the notes originally issued at a redemption price of 100% plus accrued and unpaid interest and a "make-whole" premium of not less than 1%. At any time prior to August 1, 2017, the Subsidiary Issuer may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 106.0% plus accrued and unpaid interest. Each holder of the 6.000% Notes has the right to require the Subsidiary Issuer to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 6.000% Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the Company's other subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 6.000% Indenture also contains certain customary affirmative covenants and events of default.

8.500% Junior Priority Secured Notes

Concurrently with the issuance of the 6.000% Notes on June 26, 2014, the Subsidiary Issuer issued $250.0 million aggregate principal amount of 8.500% junior priority secured notes due 2022 (the "8.500% Notes") which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 8.500% Notes were issued at par, pursuant to an indenture (the "8.500% Indenture") among the Subsidiary Issuer, Cenveo, Inc. and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. The Subsidiary Issuer will pay interest on the 8.500% Notes semi-annually, in cash in arrears, on March 15 and September 15 of each year, commencing on September 15, 2014. The 8.500% Notes have no required principal payments prior to their maturity on September 15, 2022.  The 8.500% Notes are guaranteed on a junior secured basis by Cenveo, Inc. and substantially all of its existing and future North American subsidiaries (other than the Subsidiary Issuer). As such, the 8.500% Notes rank junior to any senior secured obligations of the Subsidiary Issuer, senior to any existing and future unsecured obligations of the Subsidiary Issuer, and senior to all existing and future obligations of the Subsidiary Issuer that are expressly subordinated to the 8.500% Notes. The Subsidiary Issuer may redeem the 8.500% Notes, in whole or in part, on or after September 15, 2017, September 15, 2018, September 15, 2019, or September 15, 2020, at redemption prices of 106.375%, 104.250%, 102.125% and 100.00%, respectively, plus accrued and unpaid interest. At any time prior to September 15, 2017, the Subsidiary Issuer may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 108.5% plus accrued and unpaid interest. Each holder of the 8.500% Notes has the right to require the Subsidiary Issuer to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 8.500% Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the Company's other subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing our capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 8.500% Indenture also contains certain customary affirmative covenants and events of default.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2013 Credit Facilities

On April 16, 2013, the Company completed the refinancing of its $170 million revolving credit facility due 2014 (the "Revolving Credit Facility") and its existing term loan B due 2016 (the "Term Loan B," and collectively with the Revolving Credit Facility, the "Refinanced Facility") by entering into: (i) a Second Amended and Restated Credit Agreement providing for the Term Loan Facility, with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent; and (ii) a Credit Agreement providing for the ABL Facility; and together with the Term Loan Facility, the "2013 Credit Facilities"), with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, issuing bank and swingline lender. In connection with the 2013 Credit Facilities, the Company capitalized debt issuance costs of $7.2 million, of which $1.8 million relates to original issuance discount. Proceeds from the 2013 Credit Facilities, together with available cash on hand, were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions.

Borrowing rates under each of the 2013 Credit Facilities are selected at the Company's option at the time of each borrowing and are generally based on London Interbank Offered Rate ("LIBOR") or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin. With respect to the Term Loan Facility, LIBOR-based borrowings had an interest rate of not less than 1.25% per annum plus an applicable margin of 5.00% per annum, and prime rate borrowings had an interest rate of not less than 2.25% per annum plus an applicable margin of 4.00% per annum. With respect to the ABL Facility, LIBOR-based borrowings have an interest rate margin ranging from 2.00% to 2.50% per annum, and prime rate borrowings have an interest rate margin ranging from 1.00% to 1.50% per annum, in each case depending on average availability under the ABL Facility for the most recent fiscal quarter. Under the ABL Facility, the Company pays a commitment fee on unused revolving loan commitments of 0.375% per annum or 0.50% per annum, depending on average usage under the ABL Facility for the most recent fiscal quarter.

Under the Term Loan Facility, the term loan amortized in quarterly installments equal to 1.00% per year, commencing June 21, 2013, with the remaining principal balance due at maturity on February 13, 2017. Under the ABL Facility, all loans mature on February 13, 2017. Under each of the 2013 Credit Facilities, the Company may elect, in its sole discretion, to extend the maturity date upon the satisfaction of certain conditions related to the refinancing of the Company's outstanding indebtedness under its 11.5% senior notes due 2017 (the "11.5% Notes") and its 8.875% Notes. If such conditions are satisfied, the maturity date of the ABL Facility may be extended to April 16, 2018.

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
In February 2014, the Company entered into an amendment to adjust, among other things, its covenant requirements under its Term Loan Facility. This amendment eliminated the maximum consolidated leverage ratio and replaced it with a maximum consolidated first lien leverage ratio, providing the Company additional financial flexibility. In connection with this amendment, the Company capitalized $1.5 million related to original issuance discount. The refinancing in June 2014, which resulted in the issuance of the 6.000% Notes and 8.500% Notes, eliminated all covenant requirements of the Term Loan Facility.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Subsequent Event

On January 30, 2015, the Company entered into Amendment No. 3 to the ABL Facility ("ABL Amendment No. 3"), pursuant to which the revolving commitments were increased by $10 million. Among other things, ABL Amendment No. 3 increased the Company's flexibility to sell assets and apply the proceeds thereof to prepay our indebtedness. The Amendment also generally increased our flexibility to prepay outstanding indebtedness, make acquisitions and other investments, and pay dividends, subject to the satisfaction of certain conditions.

Unsecured Term Loan
On January 18, 2013, the Company entered into an unsecured credit agreement with Macquarie US Trading LLC, as administrative agent, and the lenders named therein, which provided for an unsecured $50.0 million aggregate principal amount term loan due March 31, 2017 (the "Unsecured Term Loan"). In connection with the Unsecured Term Loan, the Company capitalized debt issuance costs of $6.1 million, of which $2.5 million relates to original issuance discount. In connection with the Unsecured Term Loan, all of the Company's North American subsidiaries as guarantors, entered into a guaranty agreement, dated as of January 18, 2013 (the "Guaranty"), in favor of the administrative agent. Proceeds from the Unsecured Term Loan together with borrowings on its Revolving Credit Facility were used to redeem, satisfy and discharge in full the Company's 7.875% senior subordinated notes due 2013 ("7.875% Notes"), and to pay certain fees and expenses incurred in connection with the Unsecured Term Loan and the redemption, satisfaction and discharge of the 7.875% Notes. On January 22, 2013, U.S. Bank National Association, the trustee for the 7.875% Notes, officially canceled the 7.875% Notes.

The Unsecured Term Loan bore interest at a rate of 15% per annum, payable quarterly in arrears on the 25th day of each February, May, August and November prior to the maturity of the Unsecured Term Loan, and on the maturity date of the Unsecured Term Loan.

During the second quarter of 2014, the Company used cash on hand to repay in full the remaining principal balance on the Unsecured Term Loan.
Other Debt

Other debt as of the year ended 2014 primarily consisted of equipment loans. On September 16, 2013, in connection with the acquisition of certain assets of National, the Company entered into an equipment loan in the aggregate amount of $20.0 million, secured by the machinery and equipment of National. Interest on the equipment loan accrues at a rate of LIBOR plus 11% per year and is payable monthly in arrears for a period of five years beginning on November 1, 2013. A prepayment fee applies if the Company elects to prepay the loan in full before the maturity date. From the date of issuance through September 30, 2014, the prepayment fee was 4%, and the fee declines by 1% in each subsequent year. In connection with the equipment loan, the Company capitalized debt issuance costs of $0.7 million.

2010 Credit Facilities

On December 14, 2012, the Company issued $15 million aggregate principal amount of additional term loans (the "$15 million Term Loan Add-On," and together with the $65 million Term Loan Add-On, as described below, the "Term Loan Add-On") under its senior secured credit agreement, which includes the Revolving Credit Facility, and the Term Loan B (collectively with the Term Loan Add-On and Revolving Credit Facility, the "2010 Credit Facilities"). The $15 million Term Loan Add-On was issued at par. Concurrently with the $15 million Term Loan Add-On, the Company amended the 2010 Credit Facilities (the "December 2012 Amendment") to allow the Company to enter into the Unsecured Term Loan. The Company capitalized debt issuance costs of $2.7 million, which was amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.6 million, which was capitalized and amortized over the remaining life of the 2010 Credit Facilities.

On June 8, 2012, the Company issued the $65 million aggregate principal amount of additional term loans (the "$65 million Term Loan Add-On") under its 2010 Credit Facilities. The $65 million Term Loan Add-On was issued at a discount of

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

approximately $0.7 million. Concurrently with the $65 million Term Loan Add-On, the Company amended the 2010 Credit Facilities (the "Add-On Amendment") to allow for the repurchase of up to $135 million of its 7.875% Notes, subject to maintaining certain liquidity thresholds and other customary conditions. The Company capitalized debt issuance costs of $1.1 million, which was amortized over the remaining life of the 2010 Credit Facilities. Consenting lenders received $2.0 million for the Add-On Amendment, of which $1.8 million was capitalized and amortized over the remaining life of the 2010 Credit Facilities.

On February 3, 2012, the Company amended the 2010 Credit Facilities (the "2012 Amendment") to increase its restricted dispositions basket in connection with the sale of the Documents Group. The 2012 Amendment required that 25% of the net proceeds of such sale be used to repay the Term Loan B and requires that the remaining amount be used to reinvest in the business or refinance certain existing debt. On February 14, 2012, the Company repaid $9.5 million of the Term Loan B in connection with this provision. The 2012 Amendment required the Company to prepay unsecured debt, second lien debt and/or the loans under the 2010 Credit Facilities within 360 days after the effective date of the 2012 Amendment in an amount equal to 75% of the net proceeds. In connection with the 2012 Amendment, the Company paid $1.7 million to consenting lenders and related fees, which are included in discontinued operations in the consolidated statement of operations.

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
11.5% Senior Notes

On March 28, 2012, the Company issued $225 million aggregate principal amount of 11.5% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million. The 11.5% Notes were issued pursuant to an indenture (the "11.5% Indenture") among the Company, certain subsidiary guarantors and U.S. Bank N.A., as trustee. The Company will pay interest on the 11.5% Notes, semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing on May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company may redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100% to 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, the Company may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.5% plus accrued and unpaid interest. The Company may also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium. Each holder of the 11.5% Notes has the right to require the Company to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing the Company's capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill its registration rights obligations, on May 10, 2012, the Company launched a registered exchange offer to exchange any and all of its unregistered 11.5% Notes for publicly tradable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes, which expired on June 18, 2012.
7% Senior Exchangeable Notes

Concurrently with the issuance of the 11.5% Notes on March 28, 2012, the Company issued $86.3 million aggregate principal amount of senior exchangeable notes due 2017 (the "7% Notes") that were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 7% Notes were issued pursuant to an indenture (the "7% Indenture") among the Company, certain subsidiary guarantors and U.S. Bank N.A., as trustee. The Company will pay interest on the 7% Notes semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing on November 15, 2012. The 7% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 7% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 7% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

debt. The Company may not redeem the notes at its option. Upon a fundamental change, as defined in the 7% Indenture, each holder of 7% Notes may require the Company to repurchase all or a portion of such holder's notes for cash at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus any accrued and unpaid interest to, but excluding, the fundamental change repurchase date, as defined in the 7% Indenture. The 7% Indenture does not contain any financial covenants or any restrictions, among other things, on the payment of dividends, the incurrence of other indebtedness, or the issuance or repurchase of securities by the Company. The 7% Indenture does not contain any covenants or other provisions to protect holders of the notes in the event of a highly leveraged transaction or a change of control, except to the extent described in the 7% Indenture.

The 7% Notes are exchangeable at any time prior to the close of business on the business day immediately preceding the maturity date, for shares of the Company's common stock at an exchange rate of 241.5167 shares per $1,000 principal amount of 7% Notes, which is equal to an exchange price of approximately $4.14 per share, subject to adjustment under certain specified circumstances. This represents a premium of 22.5% above the last reported sale price of Cenveo's common stock on the New York Stock Exchange on Thursday, March 22, 2012, which was $3.38 per share. If a holder elects to exchange notes in connection with a make-whole fundamental change, as described in the 7% Indenture, such holder may also be entitled to receive a make-whole premium upon exchange in certain circumstances.

Net proceeds of the 11.5% Notes and 7% Notes together with borrowings under the Company's Revolving Credit Facility were used to fund the cash tender offers for any and all of the Company's 8.375% senior subordinated notes, due 2014 (the "8.375% Notes") and the 10.5% senior notes due 2016 (the "10.5% Notes"), plus $45 million aggregate principal amount of the Company's 7.875% Notes and to repurchase an additional $73 million of the 7.875% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses. In connection with the issuance of the 11.5% Notes and the 7% Notes, the Company capitalized debt issuance costs of $6.0 million and $3.0 million, respectively, all of which will be amortized over the life of the 11.5% Notes and the 7% Notes.
8.875% Notes
In 2010, the Company issued $400 million of 8.875% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-United States persons in accordance with Regulation S under the Securities Act of 1933.  The 8.875% Notes were issued at a discount of approximately $2.8 million. Net proceeds after fees and expenses were used to pay down $300.0 million of the Company’s outstanding senior secured term loans and $88.0 million outstanding under the Company's then existing senior secured revolving credit facility.
The 8.875% Notes were issued pursuant to an indenture among Cenveo Corporation, certain subsidiary guarantors and Wells Fargo Bank, National Association, as trustee, and an Intercreditor Agreement among Cenveo Corporation, certain subsidiary guarantors, Bank of America, N.A., as first lien agent and control agent, and Wells Fargo Bank, National Association, as second lien collateral agent.  The 8.875% Notes paid interest semi-annually on February 1 and August 1, commencing August 1, 2010. The 8.875% Notes had no required principal payments prior to their maturity on February 1, 2018.  The 8.875% Notes were guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its domestic subsidiaries with a second priority lien on substantially all of the assets that secured the 2010 Credit Facilities, and on a senior unsecured basis by substantially all of the Canadian subsidiaries. As such the 8.875% Notes ranked pari passu with all the Company’s senior debt and senior in right of payment to all of the Company’s subordinated debt. The Company had the right to redeem the 8.875% Notes, in whole or in part, on or after February 1, 2014, at redemption prices ranging from 100.0% to approximately 104.4%, plus accrued and unpaid interest. Each holder of the 8.875% Notes had the right to require the Company to repurchase such holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change in control. The 8.875% Notes contained customary covenants, representations and warranties, plus a consolidated secured debt to consolidated cash flow liens incurrence test. In order to fulfill its registration rights obligations, on April 28, 2010, the Company launched a registered exchange offer to exchange any and all of its outstanding unregistered 8.875% Notes for publicly tradable notes having substantially identical terms and guarantees, except that the exchange notes were freely tradable. The exchange offer expired on May 26, 2010, and nearly all unregistered 8.875% Notes were exchanged for registered 8.875% Notes.
In connection with the issuance of the 8.875% Notes, the Company capitalized $9.4 million of debt issuance costs, of which $7.6 million related to fees paid to consenting lenders and $1.8 million related to offering expenses.
During 2014, the 8.875% Notes, which at the time had a remaining principal balance of $400.0 million, were extinguished in full using the net proceeds of the 6.000% Notes and 8.500% Notes.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2014 Extinguishments

During the year ended 2014, the Company recorded a total loss on extinguishment of $27.4 million. In 2014, the Company extinguished a total of $2.7 million of its 11.5% Notes. In connection with these retirements, the Company recorded a total loss on early extinguishment of debt of $0.1 million. In the fourth quarter of 2014, the Company extinguished $2.0 million of its 8.500% Notes. In connection with the extinguishment, the Company recorded a gain on early extinguishment of debt of $0.4 million. In connection with the exchange of $3.0 million of its 7% Notes completed in the third quarter of 2014, the Company incurred a non-cash induced conversion expense of $1.1 million, which has been recorded in loss on early extinguishment of debt, net. In the second quarter of 2014, the Company extinguished its Term Loan Facility and its 8.875% Notes. In connection with this extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $9.0 million, of which $5.8 million related to the write-off of unamortized debt issuance costs, and $3.2 million related to the write-off of original issuance discount. Additionally, in connection with the issuance of the 6.000% Notes and 8.500% Notes in the second quarter of 2014, the Company expensed debt issuance costs of $16.5 million, of which $1.6 million related to fees paid to third parties. The Company also used cash on hand of $9.4 million to repay in full the remaining principal balance on the Unsecured Term Loan. In connection with the extinguishment of the Unsecured Term Loan, the Company recorded a loss on early extinguishment of debt of approximately $1.0 million, of which $0.6 million related to the write-off of unamortized debt issuance costs, and $0.4 million related to the write-off of original issuance discount.
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
2012 Extinguishments
During 2012, the Company recorded a total loss on early extinguishment of debt of $12.5 million. In connection with the various refinancing activities discussed, the Company incurred a loss on early extinguishment of debt of $14.9 million, of which $11.7 million related to tender and consent fees paid to consenting lenders and $3.2 million related to the write-off of previously unamortized debt issuance costs. The losses on early extinguishment of debt were partially offset by the gains on early extinguishment of debt of $2.4 million related to repurchases of the 7.875% Notes, the 10.5% Notes, and the 8.375% Notes, plus in each case accrued and unpaid interest thereon.
Debt Restrictions and Compliance
The ABL Facility contains a minimum consolidated fixed charge coverage ratio covenant that applies if availability thereunder falls below a certain level. In addition, the ABL Facility contains customary covenants that, among other things, place limits on the ability of Cenveo, the Company and their respective subsidiaries to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay debt, merge with other entities, engage in transactions with affiliates, and make capital expenditures. The ABL Facility also contain customary representations and warranties and events of default.

The obligations under the ABL Facility are guaranteed by the Company and each existing and future direct and indirect North American subsidiary of the Company. The ABL Facility is secured by a first priority perfected security interest in substantially all accounts receivable and inventory, and a junior priority perfected security interest in substantially all other assets, of the Company and its North American subsidiaries.  Provided the Company is in compliance with the covenants contained in the ABL Facility, the Company would also be in compliance, in most circumstances, with the Company’s incurrence tests within all of the Company’s debt indentures.
Any default under the ABL Facility would prevent the Company from borrowing additional amounts and could cause the indebtedness outstanding under the ABL Facility and, by reason of cross-acceleration or cross-default provisions, all of the aforementioned notes and any other indebtedness the Company may then have, to become immediately due and payable.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of the year ended 2014, the Company was in compliance with all debt agreement covenants. The Company anticipates being in compliance with all of its debt agreements throughout its 2015 fiscal year.
The aggregate annual maturities for long-term debt, including the original issuance discount, are as follows (in thousands):

2015	$4,355
2016	3,943
2017	443,999
2018	6,395
2019	540,000
Thereafter	248,000
$1,246,692
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

On a recurring basis, the Company records its pension plan assets (Note 13) at fair value. No additional assets or liabilities were recorded at fair value on a recurring basis for the years ended 2014 and 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in the statement of operations. No impairment of fixed assets or goodwill has been recorded in 2014 or 2013.

Refer to Note 6 for further information associated with the impairment of certain trade names. Fair value was derived using the relief-from-royalty method, as described in Note 1.

The following table provides information for assets that are measured at fair value on a nonrecurring basis as of the years ended 2014 and 2013 (in thousands):

	2014		2013
	Impairments	Remaining Net Carrying Value	Impairments	Remaining Net Carrying Value
Other intangible assets, net	$—	$—	$33,367	$1,933
The fair value re-measurements included in the table above were based on significant unobservable inputs (Level 3).

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of the years ended 2014 and 2013 due to the short-term nature of these instruments. See Note 8 for fair value of the Company’s long-term debt. Additionally, the Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Income Taxes
Income Tax Expense (Benefit)
Income (loss) from continuing operations before income taxes was as follows for the years ended (in thousands):

	2014	2013	2012
Domestic	$(81,615)	$(70,385)	$(26,572)
Foreign	(1,870)	(1,389)	1,764
	$(83,485)	$(71,774)	$(24,808)
Income tax expense (benefit) on loss from continuing operations consisted of the following for the years ended (in thousands):

	2014	2013	2012
Current tax expense:
Federal	$—	$—	$—
Foreign	589	977	295
State	1,080	888	874
	1,669	1,865	1,169
Deferred tax expense (benefit):
Federal	(8,771)	2,659	40,703
Foreign	(1,414)	(1,421)	(748)
State	11,350	10,650	14,596
	1,165	11,888	54,551
Income tax expense	$2,834	$13,753	$55,720
The Company's deferred tax expense (benefit) for the year ended 2013 includes a tax charge of $40.6 million related to a valuation allowance against its deferred tax assets.
The Company's deferred tax expense (benefit) for the year ended 2012 includes a tax charge of $56.5 million related to a valuation allowance against its deferred tax assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A reconciliation of the expected tax benefit based on the federal statutory tax rate to the Company’s actual income tax expense is summarized as follows for the years ended (in thousands):

	2014	2013	2012
Expected tax benefit at federal statutory income tax rate	$(29,221)	$(25,121)	$(8,683)
State and local income tax benefit	(1,411)	(1,706)	(1,075)
Change in valuation allowance	27,693	34,049	55,374
Change in contingency reserves	(118)	(105)	(94)
Non-U.S. tax rate differences	(169)	42	(1,063)
Non-deductible expenses	4,120	3,260	2,426
Change in state tax rates	1,379	(272)	1,564
Expiration of stock option contracts	—	968	7,007
Other	561	2,638	264
Income tax expense	$2,834	$13,753	$55,720
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
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities of the Company, were as follows (in thousands):

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$132,958	$108,580
Compensation and benefit related accruals	50,537	35,238
Foreign tax credit carryforwards	7,013	7,456
Alternative minimum tax credit carryforwards	7,706	8,242
Accounts receivable	2,468	2,075
Inventory	2,501	2,682
Restructuring accruals	8,592	9,985
Accrued tax and interest	1,763	1,645
Other	9,049	9,958
Valuation allowance	(160,080)	(110,754)
Total deferred tax assets	62,507	75,107

Deferred tax liabilities:
Property, plant and equipment	(37,374)	(44,804)
Goodwill and other intangible assets	(54,143)	(56,376)
Other	(6,939)	(9,203)
Total deferred tax liabilities	(98,456)	(110,383)
Net deferred tax liability	$(35,949)	$(35,276)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The net deferred tax (liability) asset included the following (in thousands):

	2014	2013
Current deferred tax asset (included in prepaid and other current assets)	$5,042	$7,823
Long-term deferred tax liability (included in other liabilities)	(40,991)	(43,099)
Total	$(35,949)	$(35,276)
The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $133.0 million as of the year ended 2014. Federal net operating loss carryforwards of $342.4 million will expire from 2022 through 2034, foreign tax credit carryforwards of $7.0 million will expire in 2015 and alternative minimum tax credit carryforwards of $7.7 million do not have an expiration date.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of its cumulative results in recent years. In the United States, the Company's analysis indicates that it has cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving the cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis. Based upon the Company's analysis, which incorporated the excess capacity and pricing pressure experienced in certain product lines, along with the recent decline in net sales and profitability from the print segment during 2013, the Company believes it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, the Company has a valuation allowance related to those net deferred tax assets of $135.4 million as of the year ended 2014. Deferred tax assets related to certain state net operating losses and foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. As of the year ended 2014, the valuation allowance related to these state net operating losses and foreign tax credit carryforwards was $24.7 million.
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
Uncertain Tax Positions
The Company accounts for uncertain tax positions by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. During 2014 and 2013, the Company did not reduce its liability for uncertain tax positions. The Company does not anticipate significant changes to its unrecognized tax benefits in the next twelve months. The balance of the Company’s remaining unrecognized tax benefits as of the year ended 2014 includes $2.2 million of tax benefits that, if recognized would affect the effective tax rate, which is included in other liabilities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued interest of $0.3 million during 2014 and, in total, as of the year ended 2014, has recognized no liabilities for penalties and liabilities of $2.5 million for interest.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company’s unrecognized tax benefit activity for the years ended 2014, 2013 and 2012 was as follows (in thousands):

Unrecognized tax benefit – As of year end 2011	$2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2012	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2013	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2014	$2,226
The Internal Revenue Service ("IRS") has examined the Company’s federal income tax returns through 2010. The Company’s federal income tax returns for tax years 2004 through 2006, and 2009 through 2010, remain subject to examination by the IRS due to a federal net operating loss generated in those years. The various states in which the Company is subject to income tax audits are generally open for the tax years after 2009. In Canada, the Company remains subject to audit for tax years after 2004. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.
Current Taxes and Cash Taxes
As of the years ended 2014 and 2013, the Company had income tax receivables of $0.9 million and $0.6 million, respectively, included in other current assets. Net cash payments for income taxes were $1.6 million, $0.3 million and $1.4 million in 2014, 2013 and 2012, respectively.

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
2013 Plan
During the first quarter of 2013, the Company began implementing the 2013 Plan, which primarily focused on overhead cost eliminations, including headcount reductions, and the closure of certain manufacturing facilities. The Company substantially completed the 2013 Plan during the 2014 fiscal year.
Acquisition Integration Plans
Upon the completion of the acquisition of certain assets of National, the Company developed and began implementing the National Plan. The Company is substantially complete with the accelerated integration of these assets, which has included the closure and consolidation of nine manufacturing facilities into existing envelope operations and two new facilities, as of the end of 2014.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following tables present the details of the expenses recognized as a result of these plans.

2014 Activity

Restructuring and other charges for the year ended 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$145	$—	$—	$—	$—	$—	$145
2013 Plan	(4)	—	—	—	—	—	(4)
2012 Plan	—	—	—	(198)	—	1	(197)
Residual Plans	—	—	—	—	140	88	228
Acquisition Integration Plans	2,019	2,793	3,432	1,949	—	3,816	14,009
Total Envelope	2,160	2,793	3,432	1,751	140	3,905	14,181
Print
2014 Plan	597	(747)	11	—	—	376	237
2013 Plan	299	(41)	—	172	—	457	887
2012 Plan	—	—	—	20	749	—	769
Residual Plans	—	—	—	170	371	657	1,198
Total Print	896	(788)	11	362	1,120	1,490	3,091
Label and Packaging
2014 Plan	1,039	—	—	—	—	—	1,039
2013 Plan	8	—	—	—	—	—	8
Residual Plans	—	—	—	42	—	—	42
Total Label and Packaging	1,047	—	—	42	—	—	1,089
Corporate
2014 Plan	4,016	—	—	—	—	46	4,062
2013 Plan	—	—	—	—	—	15	15
Residual Plans	—	—	—	—	—	20	20
Total Corporate	4,016	—	—	—	—	81	4,097
Total Restructuring and Other Charges	$8,119	$2,005	$3,443	$2,155	$1,260	$5,476	$22,458

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Cost	Lease Termination	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total
2014 Plan
Balance as of the year ended 2013	$—	$—	$—	$—	$—
Accruals, net	5,797	—	—	433	6,230
Payments	(4,291)	—	—	(433)	(4,724)
Balance as of the year ended 2014	$1,506	$—	$—	$—	$1,506

2013 Plan
Balance as of the year ended 2012	$—	$—	$—	$—	$—
Accruals, net	6,099	392	—	376	6,867
Payments	(5,262)	(336)	—	(376)	(5,974)
Balance as of the year ended 2013	837	56	—	—	893
Accruals, net	303	172	—	472	947
Payments	(1,086)	(225)	—	(472)	(1,783)
Balance as of the year ended 2014	$54	$3	$—	$—	$57

2012 Plan
Balance as of the year ended 2012	$1,199	$493	$5,400	$—	$7,092
Accruals, net	(86)	311	—	1,016	1,241
Payments	(1,113)	(477)	—	(1,016)	(2,606)
Balance as of the year ended 2013	—	327	5,400	—	5,727
Accruals, net	—	(178)	749	1	572
Payments	—	(124)	(481)	(1)	(606)
Balance as of the year ended 2014	$—	$25	$5,668	$—	$5,693

Residual Plans
Balance as of the year ended 2012	$127	$2,017	$19,519	$—	$21,663
Accruals, net	19	319	453	404	1,195
Payments	(146)	(1,319)	(4,817)	(404)	(6,686)
Balance as of the year ended 2013	—	1,017	15,155	—	16,172
Accruals, net	—	212	511	765	1,488
Payments	—	(580)	(2,634)	(765)	(3,979)
Balance as of the year ended 2014	$—	$649	$13,032	$—	$13,681

Acquisition Integration Plans
Balance as of the year ended 2012	$298	$1,088	$—	$—	$1,386
Accruals, net	448	37	—	2,017	2,502
Acquisition	—	1,985	—	—	1,985
Payments	(591)	(607)	—	(2,017)	(3,215)
Balance as of the year ended 2013	155	2,503	—	—	2,658
Accruals, net	2,019	1,949	—	7,248	11,216
Payments	(2,097)	(3,316)	—	(7,248)	(12,661)
Balance as of the year ended 2014	$77	$1,136	$—	$—	$1,213

Total Restructuring Liability	$1,637	$1,813	$18,700	$—	$22,150

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Stock-Based Compensation
The Company’s 2007 Long-Term Equity Incentive Plan, as amended, approved in May 2008 (the "2007 Plan"), authorizes the issuance of up to 4,500,000 shares of the Company’s common stock. Upon approval of the 2007 Plan, the Company ceased making awards under its prior equity plans, including the Company’s 2001 Long-Term Equity Incentive Plan. Unused shares previously authorized under prior plans have been rolled over into the 2007 Plan and increased the total number of shares authorized for issuance under the 2007 Plan by 1,040,000 shares in 2013.
The Company’s outstanding unvested stock options have maximum contractual terms of up to six years, principally vest ratably over four years and are granted at exercise prices equal to the market price of the Company’s common stock on the date of grant. The Company’s outstanding stock options are exercisable into shares of the Company’s common stock. The Company’s outstanding restricted share units ("RSUs") principally vest ratably over four years. Upon vesting, RSUs convert into shares of the Company’s common stock. The Company currently issues authorized shares of common stock upon vesting of restricted shares or the exercise of other equity awards. The Company has no outstanding stock appreciation rights.
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

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statement of operations was $2.4 million, $3.7 million and $5.3 million for the years ended 2014, 2013 and 2012, respectively. The income tax benefits related to the Company’s stock-based compensation expense was $0.6 million, $0.7 million and $1.2 million for the years ended 2014, 2013 and 2012, respectively.

As of December 27, 2014, there was approximately $0.7 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.1 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the years ended 2014, 2013 and 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1) (in thousands)
Outstanding as of the year ended 2011	4,192,980	$10.21	2.5	$—
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(1,966,980)	13.00
Outstanding as of the year ended 2012	2,226,000	$7.75	2.7	$—
Granted	189,500	2.00
Exercised	(20,000)	2.00		$22
Forfeited/expired	(617,500)	13.43
Outstanding as of the year ended 2013	1,778,000	$5.23	2.4	$259
Granted	—	—
Exercised	(10,000)	2.00		$—
Forfeited/expired	(97,500)	6.35
Outstanding as of the year ended 2014	1,670,500	$5.18	1.4	$29
Exercisable as of the year ended 2014	1,458,375	$5.41	1.1	$—

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

__________________________

(1)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of the years ended 2014, 2013 and 2012, or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

The weighted average grant date fair value of stock options granted during 2013, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes model with the weighted average assumptions as follows:

2013
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
There were no stock options granted during 2014 and 2012.
RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the years ended 2014, 2013 and 2012 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested as of the year ended 2011	1,754,834	$6.46
Granted	136,840	1.90
Vested	(795,459)	7.02
Forfeited	(21,875)	7.32
Unvested as of the year ended 2012	1,074,340	$5.44
Granted	549,500	2.00
Vested	(629,340)	4.88
Forfeited	(13,750)	2.99
Unvested as of the year ended 2013	980,750	$3.91
Granted	88,236	3.06
Vested	(555,500)	4.40
Forfeited	(625)	5.62
Unvested as of the year ended 2014	512,861	$3.22

On May 1, 2014, 88,236 RSUs were issued to certain members of the Company's Board of Directors. The RSUs vest one year from the date of issuance. The fair value of these awards was determined based on the Company's stock price on the date of issuance.

In 2013, 419,500 RSUs were issued to certain employees of the Company, which vest ratably over four years. Additionally, 130,000 RSUs were issued during 2013 to certain members of the Company's Board of Directors, which vested one year from the date of issuance. The fair value of these awards was determined based on the Company's stock price on the dates of issuance.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In 2012, 136,840 RSUs were issued to certain members of the Company's Board of Directors. The RSUs vested one year from the date of issuance. The fair value of these awards was determined based on the Company's stock price on the date of issuance.
The total fair value of RSUs, which vested during 2014, 2013 and 2012 was $1.7 million, $1.6 million and $2.0 million, respectively, as of the respective vesting dates.

PSUs

On May 1, 2013, 730,500 performance share units ("PSUs") were granted to certain employees, with each award representing the right to receive one share of the Company's common stock upon the achievement of certain established performance targets and service conditions. The performance period for the awards was December 30, 2012 through December 28, 2013. As the performance targets were not met, the PSUs expired unvested and no compensation expense related to PSUs was recognized in the consolidated statement of operations for the year ended December 28, 2013. There were no PSUs granted in fiscal year 2014 or 2012.

13. Retirement Plans
Pension Plans: The Company currently has two defined benefit pension plans for certain of its employees in the United States. The defined benefit plans provide benefit payments using formulas based on an employee's compensation and length of service, or stated amounts for each year of service. The Company expects to continue to fund these plans based on governmental requirements, amounts deductible for income tax purposes and as needed to ensure that plan assets are sufficient to satisfy plan liabilities. The benefits under the Company’s defined benefit pension plans are frozen.
Supplemental Executive Retirement Plans: The Company has various supplemental executive retirement plans ("SERP"), which provide benefits to certain former directors and executives. For accounting purposes, these plans are unfunded; however, one plan has annuities that cover a portion of the liability to the participants in its plan and the income from the annuities offsets a portion of the cost of the plan. These annuities are included in other assets, net in the consolidated balance sheets.
Other Postretirement Plans:  The Company has various other postretirement benefit plans ("OPEB"), primarily focused on postretirement healthcare, such as medical insurance and life insurance and related benefits for certain of its former employees and, in some instances, their spouses. Benefits, eligibility and cost-sharing provisions vary by plan documents or union collective bargaining arrangements.
Savings Plan: The Company sponsors a defined contribution plan to provide substantially all United States salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. The Company contributed $0.5 million and $0.3 million to the plan in 2014 and 2013, respectively. In 2012, the Company did not make any voluntary contributions. Employees participating in the plan held 2,129,084 shares of the Company’s common stock as of the year ended 2014.
Funded Status and Net Periodic Cost: The following tables provide a reconciliation of the changes in the Company’s pension, SERP and OPEB plans' benefit obligations and fair value of assets for 2014 and 2013, a statement of the funded status as of the years ended 2014 and 2013, respectively, and the amounts recognized in the consolidated balance sheets as of the years ended 2014 and 2013 (in thousands).

	Pensions		SERPs		OPEBs
	2014	2013	2014	2013	2014	2013
Benefit obligation at beginning of year	$319,151	$352,009	$17,824	$19,603	$2,075	$2,479
Service cost	—	—	—	—	2	—
Interest cost	14,027	12,932	754	696	88	88
Actuarial loss (gain)	55,821	(29,158)	1,925	(381)	(254)	(418)
Benefits paid	(23,673)	(16,632)	(1,995)	(2,094)	(122)	(136)
Prior service cost due to acquisition	—	—	—	—	—	62
Benefit obligation at end of year	$365,326	$319,151	$18,508	$17,824	$1,789	$2,075

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table provides a reconciliation of the Company’s fair value of plan assets:

	Pensions		SERPs		OPEBs
	2014	2013	2014	2013	2014	2013
Fair value of plan assets at beginning of year	$260,917	$231,897	$—	$—	$—	$—
Actual return on plan assets	18,466	32,085	—	—	—	—
Employer contributions	11,925	13,567	1,995	2,094	122	136
Benefits paid	(23,673)	(16,632)	(1,995)	(2,094)	(122)	(136)
Fair value of plan assets at end of year	$267,635	$260,917	$—	$—	$—	$—

The following table shows the funded status at the end of the year:

	Pensions		SERPs		OPEBs
	2014	2013	2014	2013	2014	2013
Funded status at end of year	$(97,691)	$(58,234)	$(18,508)	$(17,824)	$(1,789)	$(2,075)
The following table shows amounts recognized in AOCI:

	Pensions		SERPs		OPEBs
	2014	2013	2014	2013	2014	2013
Net actuarial loss (gain)	$115,438	$60,338	$5,872	$4,158	$(830)	$(614)
Prior service cost	—	—	—	—	44	44
Total	$115,438	$60,338	$5,872	$4,158	$(786)	$(570)
The following table shows amounts recognized in the consolidated balance sheets:

	Pensions		SERPs		OPEBs
	2014	2013	2014	2013	2014	2013
Other current liabilities	$—	$—	$1,989	$2,077	$164	$250
Other liabilities	97,691	58,234	16,519	15,747	1,625	1,825
Total liabilities	$97,691	$58,234	$18,508	$17,824	$1,789	$2,075

The following table provides components of the net periodic cost for the pension, SERP and OPEB plans for the years ended 2014, 2013 and 2012 (in thousands):

	For The Years Ended
	2014	2013	2012
Service cost	$2	$—	$1,932
Interest cost	14,870	13,716	14,546
Expected return on plan assets	(20,792)	(18,455)	(16,875)
Net amortization and deferral	—	(6)	(6)
Recognized net actuarial loss	3,220	7,779	6,424
Net periodic (benefit) expense	$(2,700)	$3,034	$6,021

Interest cost on projected benefit obligation includes $0.8 million, $0.8 million and $0.9 million related to the Company’s SERP and OPEB plans in 2014, 2013 and 2012, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The pre-tax amount of actuarial losses in AOCI as of the year ended 2014 that are expected to be recognized in net periodic benefit cost in 2015 is $8.7 million for defined benefit pension plans and $0.3 million for other postretirement benefit plans, including SERP. The pre-tax amount of prior service cost included in AOCI as of the year ended 2014 that is expected to be recognized in net periodic benefit cost in 2015 is zero for all defined benefit plans.
The assumptions used were as follows:

	2014	2013	2012
Discount rate used to calculate net periodic benefit expense	4.50%	3.75%	4.25%
Discount rate used to calculate projected benefit obligation	3.75%	4.50%	3.75%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	—%	—%	—%
The discount rate assumption used to determine the Company’s pension obligations as of the years ended 2014 and 2013 takes into account the projected future benefit cash flow and the underlying individual yields in the Citigroup Pension Liability Index that would be available to provide for the payment of those benefits. The ultimate rate is developed by calculating an equivalent discounted present value of the benefit cash flow as of the years ended 2014 and 2013, respectively, using a single discount rate rounded to the nearest quarter percent.
The expected long-term rate of return on plan assets of 8.0% for the years ended 2014 and 2013 was based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

	2014	2013
Projected benefit obligation	$383,834	$336,975
Accumulated benefit obligation	383,834	336,975
Fair value of plan assets	267,635	260,917
The Company currently expects to contribute approximately $4.6 million to its pension plans in 2015.
The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2015 through 2019, and in the aggregate for the years 2020 through 2024, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2015	$17,471	$2,027	$167
2016	17,719	2,002	162
2017	18,045	1,857	156
2018	18,537	1,688	150
2019	18,973	1,620	143
2020 through 2024	100,501	6,980	609
Fair Value of Assets: The Company's investment objective is to maximize the long-term return on its pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. The intent is to minimize plan expenses by outperforming plan liabilities over the long run.

The Company segregated its plan assets by the following major categories and levels for determining their fair values as of the years ended 2014 and 2013:

Cash and cash equivalents - Carrying value approximates fair value. As such, these assets were classified as Level 1.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Equity - Equity investments are diversified by including United States and non-United States stocks, growth stocks, value stocks and stocks of large and small companies. The values of individual equity securities are based on quoted prices in active markets and are classified as Level 1.

Fixed income - Fixed income securities are primarily United States governmental and corporate bonds including mutual funds. The Company invests in certain fixed income funds that were priced in active markets and were classified as Level 1. The Company also invests in certain fixed income securities that are priced based on valuation models rather than a last trade basis and are not exchange-traded and are classified as Level 2.

Other - The Company also invests in group annuity contracts, which are invested in certain fixed income securities and are classified as Level 2.

Alternative investments - Alternative investments are primarily private equity hedge funds and hedge fund-of-funds. The fair value of alternative investments has been estimated using their Net Asset Values ("NAV") as reported by the investment manager of the respective alternative investment funds. NAV reported by the hedge funds is used as a practical expedient to estimate the fair value. The investment manager values these investments on a periodic basis with models that use market, income and valuation methods. The valuation inputs are not highly observable, and these investments are not actively traded in an open market. These investments were classified as Level 3.

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
The fair values of the Company’s pension plan assets as of the years ended 2014 and 2013, by asset category are as follows (in thousands):

	2014				2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$6,661	$—	$—	$6,661	$6,115	$—	$—	$6,115
Equity	133,833	—	—	133,833	141,334	—	—	141,334
Fixed income	16,696	50,203	—	66,899	17,181	41,487	—	58,668
Other	—	1,599	—	1,599	—	1,684	—	1,684
Alternative investments	—	—	58,643	58,643	—	—	53,116	53,116
Total pension plan assets	$157,190	$51,802	$58,643	$267,635	$164,630	$43,171	$53,116	$260,917

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets (in thousands):

Alternative Investments
Balance as of the year ended 2012	$46,297
Purchases, sales and settlements	—
Unrealized gains	6,819
Balance as of the year ended 2013	53,116
Asset sales (1)	(2,884)
Asset purchases	2,884
Unrealized gains	5,527
Balance as of the year ended 2014	$58,643
__________________________

(1)     A loss of approximately $0.1 million was realized on sales during 2014.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The range of asset allocations and the target allocations for the pension plan assets were as follows:

	2014		2013		Target
Equity securities	48%	62%	53%	65%	60%	75%
Fixed income securities	26%	33%	23%	33%	25%	35%
Alternative investments and other	5%	26%	2%	24%	10%	30%
Multi-Employer Pension Plans: Certain of the Company’s union employees are included in multi-employer pension plans ("Multi-Employer Pension Plans"), to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to Multi-Employer Pension Plans were $0.9 million in 2014, $1.1 million in 2013 and $1.1 million in 2012. In 2014, 2013 and 2012, the Company recorded expenses of $1.3 million, $0.5 million, and $5.1 million, respectively, as a result of exiting certain Multi-Employer Pension Plans in connection with its cost savings and restructuring plans.
The Company's participation in these plans for the years ended 2014, 2013 and 2012, is outlined in the table below:

Pension Fund	EIN	Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (2)	Contributions			Surcharge imposed	Expiration Date of Collective Bargaining Agreement
			2014	2013		2014	2013	2012
						(in thousands)
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	$220	$262	$236	Yes	6/30/2016
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	135	100	102	Yes	12/31/2014
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	11	14	15	Yes	4/30/2017
CEP Graphical Pension Plan of Canada	M5000050	223	Red	Red	Implemented	164	195	225	No	6/30/2015
CEP Graphical Supplemental Retirement and Disability Fund of Canada	M5000050	226, 251	Red	Red	Implemented	397	429	479	No	6/30/2015
CWA/ITU Negotiated Pension Plan	136212879	001	Red	Red	Implemented	—	88	86	No	3/1/2018
				Total contributions		$927	$1,088	$1,143
__________________________

(1)
Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2014 and 2013 is for the plan's year end, not the Company's year end. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The FIP/RP Status column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

14. Commitments and Contingencies
Leases: The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2033. Certain leases include renewal and/or purchase options, which may be exercised by us. As of the year ended 2014, future minimum annual lease payments by year and, in the aggregate, under non-cancelable operating lease agreements with original terms of one year or more consisted of the following (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015	$25,668
2016	20,383
2017	17,269
2018	13,494
2019	9,360
Thereafter	19,013
Total	$105,187
Rent expense was $31.1 million, $26.6 million and $25.6 million in 2014, 2013 and 2012, respectively.
Environmental:  The Company is involved in certain environmental matters and has been designated as a potentially responsible party for certain hazardous waste sites. Prior to the Company’s acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency ("EPA") as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended time-frames of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate range of outcomes cannot be predicted with certainty; therefore, the Company’s ultimate cost of remediation is an estimate and is contingent on these factors. Based on information currently available, the Company believes that Nashua’s remediation expense, if any, is not likely to have a material effect on its consolidated financial position or results of operations. As of the years ended 2014 and 2013, the undiscounted liability relating to the Company’s environmental matters was $1.7 million and $2.0 million, respectively, primarily the amount recorded on Nashua’s acquisition date, and is included in other liabilities. There have been no material changes related to these environmental matters since Nashua's acquisition date.

Litigation: The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material effect on the Company’s consolidated financial statements.

Effective September 19, 2014, the Company reached an agreement with all defendants to settle all controversies and disputes, and agreed to dismiss all claims against defendants with prejudice, in connection with certain litigation arising out of the Company’s packaging division.  Pursuant to the settlement agreement, the Company received settlement proceeds from the litigation during the third quarter of 2014, which has been recorded in other income, net, in the Company’s consolidated statement of operations.   Additionally, certain defendants in the above-referenced action forfeited certain benefits, the effect of which has been recorded in other income, net, in the Company’s consolidated statement of operations.

The Company has incurred $2.6 million of legal expenses over several years related to this litigation, including $0.9 million, $0.5 million and $0.4 million for the years ended 2014, 2013 and 2012, respectively, which have been recorded in selling, general and administrative expenses in the Company’s statement of operations.

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
Letters of Credit: As of the year ended 2014, the Company had outstanding letters of credit of approximately $19.9 million and a de minimis amount of surety bonds. Based on the Company’s experience with these arrangements, it does not believe

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

that any obligations that may arise will have a material effect on the Company's consolidated financial condition or results of operations.
Tax Audits: The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company believes that the resolution of any matters raised during such audits will not have a material effect on the Company’s consolidated financial position or its results of operations.

Multi-Employer Pension Plans: The Company participates in a number of Multi-Employer Pension Plans and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Pension Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Pension Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Pension Plans. Two of the Multi-Employer Pension Plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers from these Multi-Employer Pension Plans, continued participation in or withdrawal from these Multi-Employer Pension Plans could have a material impact on the Company’s consolidated financial statements.

15. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of AOCI, net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of the year ended 2012	$2,945	$(70,146)	$(67,201)
Other comprehensive (loss) income before reclassifications	(4,529)	26,688	22,159
Amounts reclassified from AOCI	—	4,742	4,742
Other comprehensive (loss) income	(4,529)	31,430	26,901
Balance as of the year ended 2013	(1,584)	(38,716)	(40,300)
Other comprehensive loss before reclassifications	(1,321)	(59,796)	(61,117)
Amounts reclassified from AOCI	—	3,220	3,220
Other comprehensive loss	(1,321)	(56,576)	(57,897)
Balance as of the year ended 2014	$(2,905)	$(95,292)	$(98,197)

Reclassifications from AOCI

AOCI Components	Amounts Reclassified from AOCI (in thousands)		Income Statement Line Item
	2014	2013
Amortization of pension and other benefit items
Net actuarial losses (1)	$3,220	$7,779	Selling, general and administrative expenses
Prior service cost (1)	—	(6)	Selling, general and administrative expenses
	3,220	7,773	Total before tax
Taxes	—	(3,031)	Income tax expense
Total reclassifications for the period	$3,220	$4,742	Net of tax
 __________________________

(1) Components are included in the computation of net periodic benefit cost as presented in Note 13.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  Related Party Transactions

In the fourth quarter of 2013, the Company entered into a 10-year lease of a manufacturing facility with a related party wholly owned and managed by certain executives of the Company. The Company believes the lease terms have not been significantly affected by the fact that the Company and the lessors are related parties.  The Company recognized approximately $0.5 million and less than $0.1 million in rental expense associated with the lease during 2014 and 2013, respectively, which is recorded in cost of sales. Future lease payments related to this lease (undiscounted) are $4.7 million as of the year ended 2014. The Company has no other commitments or guarantees related to the lease.

17.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options, RSUs and, when applicable, PSUs, (collectively, the "Equity Awards") to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the 7% Notes being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the years ended 2014, 2013 and 2012, the effect of approximately 20.3 million, 22.9 million and 24.1 million shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of Equity Awards, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted (loss) income per share for the periods ended (in thousands, except per share data):

	For The Years Ended
	2014	2013	2012
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(86,319)	$(85,527)	$(80,528)
Income from discontinued operations, net of taxes	2,456	16,741	641
Net loss	$(83,863)	$(68,786)	$(79,887)
Denominator for weighted average common shares outstanding:
Basic shares	66,952	64,576	63,567
Dilutive effect of 7% Notes	—	—	—
Dilutive effect of Equity Awards	—	—	—
Diluted shares	66,952	64,576	63,567

(Loss) income per share – basic:
Continuing operations	$(1.29)	$(1.32)	$(1.27)
Discontinued operations	0.04	0.25	0.01
Net loss	$(1.25)	$(1.07)	$(1.26)

(Loss) income per share – diluted:
Continuing operations	$(1.29)	$(1.32)	$(1.27)
Discontinued operations	0.04	0.25	0.01
Net loss	$(1.25)	$(1.07)	$(1.26)

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

The following tables present certain segment information (in thousands):

	For The Years Ended
	2014	2013	2012
Net sales:
Envelope	$929,518	$749,898	$658,217
Print	534,033	529,760	585,632
Label and packaging	485,489	498,150	494,444
Total	$1,949,040	$1,777,808	$1,738,293
Operating income (loss):
Envelope	$29,602	$39,775	$45,485
Print	19,192	(6,042)	32,845
Label and packaging	37,010	32,644	54,666
Corporate	(42,046)	(37,014)	(31,811)
Total	$43,758	$29,363	$101,185
Restructuring and other charges:
Envelope	$14,181	$5,476	$6,161
Print	3,091	4,289	18,089
Label and packaging	1,089	1,147	2,014
Corporate	4,097	2,188	836
Total	$22,458	$13,100	$27,100
Impairment of intangible assets:
Envelope	$—	$—	$—
Print	—	24,493	—
Label and packaging	—	8,874	—
Corporate	—	—	—
Total	$—	$33,367	$—
Depreciation and intangible asset amortization:
Envelope	$19,616	$16,407	$16,986
Print	22,115	20,894	21,333
Label and packaging	17,469	18,214	18,012
Corporate	4,788	4,981	4,327
Total	$63,988	$60,496	$60,658

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Capital expenditures:
Envelope	$17,267	$7,221	$1,402
Print	6,541	6,868	8,145
Label and packaging	7,600	9,605	4,374
Corporate	5,823	5,541	6,642
Total	$37,231	$29,235	$20,563
Net sales by product line:
Envelope	$929,518	$749,898	$658,217
Print	534,033	529,760	585,632
Label	323,884	337,270	331,542
Packaging	161,605	160,880	162,902
Total	$1,949,040	$1,777,808	$1,738,293
Intercompany sales:
Envelope	$6,114	$4,178	$8,676
Print	15,329	4,579	3,097
Label and packaging	10,422	10,560	11,688
Total	$31,865	$19,317	$23,461

	2014	2013
Total assets:
Envelope	$449,819	$472,334
Print	291,892	320,720
Label and packaging	355,325	356,183
Corporate	60,855	64,467
Total	$1,157,891	$1,213,704

Geographic information is as follows as of and for the years ended (in thousands):

	2014	2013	2012
Net sales:
US	$1,883,259	$1,705,043	$1,655,589
Foreign	65,781	72,765	82,704
Total	$1,949,040	$1,777,808	$1,738,293

		2014	2013
Long-lived assets (property, plant and equipment, goodwill and intangible assets):
US		$603,538	$634,212
Foreign		22,423	25,880
Total		$625,961	$660,092

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, the 7% Notes, and the 11.5% Notes (collectively with the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, and the 7% Notes, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned subsidiaries (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries as of December 27, 2014 and December 28, 2013 and for the years ended 2014, 2013 and 2012.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$844	$2,784	$—	$14,593
Accounts receivable, net	—	128,599	149,528	3,771	—	281,898
Inventories	—	71,108	64,036	1,866	—	137,010
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	42,889	5,012	2,505	—	50,406
Assets of discontinued operations - current	—	—	8	—	—	8
Total current assets	—	290,499	222,673	10,926	(40,183)	483,915

Investment in subsidiaries	(632,675)	1,944,300	3,608	7,829	(1,323,062)	—
Property, plant and equipment, net	—	120,949	160,903	556	—	282,408
Goodwill	—	25,540	155,118	5,191	—	185,849
Other intangible assets, net	—	10,011	146,843	850	—	157,704
Other assets, net	—	42,242	5,289	484	—	48,015
Total assets	$(632,675)	$2,433,541	$694,434	$25,836	$(1,363,245)	$1,157,891

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$1,355	$—	$—	$4,355
Accounts payable	—	138,939	91,860	1,385	—	232,184
Accrued compensation and related liabilities	—	29,851	6,736	538	—	37,125
Other current liabilities	—	66,895	19,346	980	—	87,221
Liabilities of discontinued operations - current	—	—	70	—	—	70
Intercompany payable (receivable)	—	1,439,715	(1,449,419)	9,704	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,678,400	(1,293,114)	15,852	(40,183)	360,955

Long-term debt	—	1,227,397	2,587	—	—	1,229,984
Other liabilities	—	160,419	40,661	(1,453)	—	199,627
Shareholders’ (deficit) equity	(632,675)	(632,675)	1,944,300	11,437	(1,323,062)	(632,675)
Total liabilities and shareholders’ (deficit) equity	$(632,675)	$2,433,541	$694,434	$25,836	$(1,363,245)	$1,157,891

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For The Year Ended 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$932,099	$1,004,246	$12,695	$—	$1,949,040
Cost of sales	—	817,761	827,575	8,177	—	1,653,513
Selling, general and administrative expenses	—	128,806	87,071	1,653	—	217,530
Amortization of intangible assets	—	703	10,590	488	—	11,781
Restructuring and other charges	—	18,560	3,898	—	—	22,458
Operating (loss) income	—	(33,731)	75,112	2,377	—	43,758
Interest expense, net	—	106,276	522	—	—	106,798
Intercompany interest (income) expense	—	(1,107)	1,107	—	—	—
Loss on early extinguishment of debt, net	—	27,449	—	—	—	27,449
Other income, net	—	(106)	(6,776)	(122)	—	(7,004)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(166,243)	80,259	2,499	—	(83,485)
Income tax expense	—	694	1,515	625	—	2,834
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(166,937)	78,744	1,874	—	(86,319)
Equity in (loss) income of subsidiaries	(83,863)	81,935	1,874	—	54	—
(Loss) income from continuing operations	(83,863)	(85,002)	80,618	1,874	54	(86,319)
Income from discontinued operations, net of taxes	—	1,139	1,317	—	—	2,456
Net (loss) income	(83,863)	(83,863)	81,935	1,874	54	(83,863)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(57,897)	(4,952)	(407)	—	63,256	—
Pension liability adjustment, net of taxes	—	(52,945)	(3,631)	—	—	(56,576)
Currency translation adjustment	—	—	(914)	(407)	—	(1,321)
Comprehensive (loss) income	$(141,760)	$(141,760)	$76,983	$1,467	$63,310	$(141,760)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For The Year Ended 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$2,420	$(91,517)	$117,654	$(2,750)	$—	$25,807
Net cash used in operating activities of discontinued operations	—	(884)	(1,008)	—	—	(1,892)
Net cash provided by (used in) operating activities	2,420	(92,401)	116,646	(2,750)	—	23,915
Cash flows from investing activities:
Capital expenditures	—	(24,554)	(12,459)	(218)	—	(37,231)
Purchase of investment	—	(2,000)	—	—	—	(2,000)
Proceeds from sale of property, plant and equipment	—	3,465	302	—	—	3,767
Net cash used in investing activities of continuing operations	—	(23,089)	(12,157)	(218)	—	(35,464)
Net cash provided by investing activities of discontinued operations	—	1,033	1,163	—	—	2,196
Net cash used in investing activities	—	(22,056)	(10,994)	(218)	—	(33,268)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000	—	—	—	540,000
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000	—	—	—	250,000
Payment of financing related costs and expenses and debt issuance discounts	—	(37,994)	—	—	—	(37,994)
Repayments of other long-term debt	—	(6,967)	(1,526)	—	—	(8,493)
Repayment of 11.5% senior notes due 2017	—	(2,680)	—	—	—	(2,680)
Repayment of 8.500% junior secured priority notes due 2022	—	(2,000)	—	—	—	(2,000)
Purchase and retirement of common stock upon vesting of RSUs	(562)	—	—	—	—	(562)
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)	—	—	—	(10,000)
Proceeds from exercise of stock options	20	—	—	—	—	20
Repayment of Term Loan Facility due 2017	—	(329,100)	—	—	—	(329,100)
Repayment of 8.875% senior second lien notes	—	(400,000)	—	—	—	(400,000)
Borrowings under ABL Facility due 2017	—	520,100	—	—	—	520,100
Repayments under ABL Facility due 2017	—	(506,800)	—	—	—	(506,800)
Intercompany advances	(1,878)	101,359	(103,450)	3,969	—	—
Net cash (used in) provided by financing activities	(2,420)	115,918	(104,976)	3,969	—	12,491
Effect of exchange rate changes on cash and cash equivalents	—	—	168	(42)	—	126
Net increase in cash and cash equivalents	—	1,461	844	959	—	3,264
Cash and cash equivalents at beginning of period	—	9,504	—	1,825	—	11,329
Cash and cash equivalents at end of period	$—	$10,965	$844	$2,784	$—	$14,593

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 28, 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$9,504	$—	$1,825	$—	$11,329
Accounts receivable, net	—	128,214	152,091	1,281	—	281,586
Inventories	—	89,830	71,722	13	—	161,565
Notes receivable from subsidiaries	—	36,938	—	—	(36,938)	—
Prepaid and other current assets	—	46,050	6,813	2,490	—	55,353
Assets of discontinued operations - current	—	—	132	—	—	132
Total current assets	—	310,536	230,758	5,609	(36,938)	509,965

Investment in subsidiaries	(496,980)	1,865,003	5,385	6,725	(1,380,133)	—
Property, plant and equipment, net	—	134,326	169,770	811	—	304,907
Goodwill	—	25,540	155,561	5,335	—	186,436
Other intangible assets, net	—	9,930	157,621	1,198	—	168,749
Other assets, net	—	37,952	5,175	487	—	43,614
Assets of discontinued operations - long-term	—	—	33	—	—	33
Total assets	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,600	$2,574	$—	$—	$9,174
Accounts payable	—	148,678	94,889	661	—	244,228
Accrued compensation and related liabilities	—	20,684	10,969	486	—	32,139
Other current liabilities	—	60,845	19,674	679	—	81,198
Liabilities of discontinued operations - current	—	1,372	641	—	—	2,013
Intercompany payable (receivable)	—	1,341,397	(1,349,273)	7,876	—	—
Notes payable to issuer	—	—	36,938	—	(36,938)	—
Total current liabilities	—	1,579,576	(1,183,588)	9,702	(36,938)	368,752

Long-term debt	—	1,173,457	2,894	—	—	1,176,351
Other liabilities	—	127,234	39,994	(1,647)	—	165,581
Shareholders’ (deficit) equity	(496,980)	(496,980)	1,865,003	12,110	(1,380,133)	(496,980)
Total liabilities and shareholders’ (deficit) equity	$(496,980)	$2,383,287	$724,303	$20,165	$(1,417,071)	$1,213,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For The Year Ended 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$762,810	$999,441	$15,557	$—	$1,777,808
Cost of sales	—	660,679	812,034	13,218	—	1,485,931
Selling, general and administrative expenses	—	119,046	86,072	967	—	206,085
Amortization of intangible assets	—	602	8,829	531	—	9,962
Restructuring and other charges	—	7,744	5,342	14	—	13,100
Impairment of intangible assets	—	—	33,367	—	—	33,367
Operating (loss) income	—	(25,261)	53,797	827	—	29,363
Gain on bargain purchase	—	(17,262)	—	—	—	(17,262)
Interest expense, net	—	112,232	445	—	—	112,677
Intercompany interest (income) expense	—	(1,203)	1,203	—	—	—
Loss on early extinguishment of debt, net	—	11,324	—	—	—	11,324
Other income, net	—	(2,238)	(3,106)	(258)	—	(5,602)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(128,114)	55,255	1,085	—	(71,774)
Income tax expense (benefit)	—	28,109	(15,023)	667	—	13,753
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(156,223)	70,278	418	—	(85,527)
Equity in (loss) income of subsidiaries	(68,786)	78,447	418	—	(10,079)	—
(Loss) income from continuing operations	(68,786)	(77,776)	70,696	418	(10,079)	(85,527)
Income from discontinued operations, net of taxes	—	8,990	7,751	—	—	16,741
Net (loss) income	(68,786)	(68,786)	78,447	418	(10,079)	(68,786)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	26,901	(1,754)	(2,704)	—	(22,443)	—
Pension liability adjustment, net of taxes	—	28,655	2,775	—	—	31,430
Currency translation adjustment	—	—	(1,825)	(2,704)	—	(4,529)
Comprehensive (loss) income	$(41,885)	$(41,885)	$76,693	$(2,286)	$(32,522)	$(41,885)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For The Year Ended 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$3,739	$(117,743)	$136,232	$87	$—	$22,315
Net cash provided by (used in) operating activities of discontinued operations	—	6,227	(349)	—	—	5,878
Net cash provided by (used in) operating activities	3,739	(111,516)	135,883	87	—	28,193
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(33,166)	—	—	—	(33,166)
Capital expenditures	—	(13,708)	(15,424)	(103)	—	(29,235)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from insurance claim	—	—	3,036	—	—	3,036
Proceeds from sale of property, plant and equipment	—	258	8,046	—	—	8,304
Net cash used in investing activities of continuing operations	—	(48,266)	(4,342)	(103)	—	(52,711)
Net cash provided by investing activities of discontinued operations	—	23,160	22,054	—	—	45,214
Net cash (used in) provided by investing activities	—	(25,106)	17,712	(103)	—	(7,497)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Borrowings of Term Loan B due 2016	—	(388,205)	—	—	—	(388,205)
Payment of financing related costs and expenses and debt issuance discounts	—	(15,570)	—	—	—	(15,570)
Proceeds from issuance of other long-term debt	—	20,000	—	—	—	20,000
Repayments of other long-term debt	—	(3,036)	(4,829)	—	—	(7,865)
Purchase and retirement of common stock upon vesting of RSUs	(660)	—	—	—	—	(660)
Borrowings under Revolving Credit Facility, net	—	(18,000)	—	—	—	(18,000)
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	—	(40,000)	—	—	—	(40,000)
Proceeds from exercise of stock options	98	—	—	—	—	98
Proceeds from issuance of Term Loan Facility due 2017	—	360,000	—	—	—	360,000
Repayment of Term Loan Facility due 2017	—	(30,900)	—	—	—	(30,900)
Borrowings under ABL Facility due 2017	—	699,200	—	—	—	699,200
Repayments under ABL Facility due 2017	—	(577,800)	—	—	—	(577,800)
Intercompany advances	(3,177)	152,522	(149,225)	(120)	—	—
Net cash (used in) provided by financing activities	(3,739)	140,363	(154,054)	(120)	—	(17,550)
Effect of exchange rate changes on cash and cash equivalents	—	—	173	(100)	—	73
Net increase (decrease) in cash and cash equivalents	—	3,741	(286)	(236)	—	3,219
Cash and cash equivalents at beginning of period	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of period	$—	$9,504	$—	$1,825	$—	$11,329

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME For The Year Ended 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$684,257	$1,038,793	$15,243	$—	$1,738,293
Cost of sales	—	576,286	827,342	13,519	—	1,417,147
Selling, general and administrative expenses	—	101,704	80,511	765	—	182,980
Amortization of intangible assets	—	582	8,777	522	—	9,881
Restructuring and other charges	—	5,917	21,087	96	—	27,100
Operating (loss) income	—	(232)	101,076	341	—	101,185
Interest expense, net	—	114,164	607	(16)	—	114,755
Intercompany interest (income) expense	—	(1,476)	1,404	72	—	—
Gain on early extinguishment of debt, net	—	12,487	—	—	—	12,487
Other (income) expense, net	—	(1,125)	46	(170)	—	(1,249)
(Loss) income from continuing operations before income taxes and equity in (loss) income of unconsolidated subsidiaries	—	(124,282)	99,019	455	—	(24,808)
Income tax expense (benefit)	—	31,623	24,503	(406)	—	55,720
(Loss) income from continuing operations before equity in (loss) income of unconsolidated subsidiaries	—	(155,905)	74,516	861	—	(80,528)
Equity in (loss) income of unconsolidated subsidiaries	(79,887)	68,896	861	—	10,130	—
(Loss) income from continuing operations	(79,887)	(87,009)	75,377	861	10,130	(80,528)
Income (loss) from discontinued operations, net of taxes	—	7,122	(6,481)	—	—	641
Net (loss) income	(79,887)	(79,887)	68,896	861	10,130	(79,887)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(7,321)	(64)	(589)	—	7,974	—
Pension liability adjustment, net of taxes	—	(7,257)	(729)	—	—	(7,986)
Currency translation adjustment	—	—	1,254	(589)	—	665
Comprehensive (loss) income	$(87,208)	$(87,208)	$68,832	$272	$18,104	$(87,208)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For The Year Ended 2012 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$5,333	$(115,689)	$150,706	$2,494	$—	$42,844
Net cash provided by operating activities of discontinued operations	—	8,240	981	—	—	9,221
Net cash provided by (used in) operating activities	5,333	(107,449)	151,687	2,494	—	52,065
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(644)	—	—	—	(644)
Capital expenditures	—	(10,263)	(10,135)	(165)	—	(20,563)
Purchase of investment	—	(350)	—	—	—	(350)
Proceeds from sale of property, plant and equipment	—	360	7,618	—	—	7,978
Proceeds from sale of intangible assets	—	5,700	—	—	—	5,700
Intercompany note	—	3,900	—	—	(3,900)	—
Net cash used in investing activities of continuing operations	—	(1,297)	(2,517)	(165)	(3,900)	(7,879)
Net cash provided by investing activities of discontinued operations	—	16,114	23,419	—	—	39,533
Net cash provided by (used in) investing activities	—	14,817	20,902	(165)	(3,900)	31,654
Cash flows from financing activities:
Repayment of 10.5% senior notes	—	(169,875)	—	—	—	(169,875)
Repayment of 7.875% senior subordinated notes	—	(214,831)	—	—	—	(214,831)
Repayment of Term Loan B due 2016	—	31,844	—	—	—	31,844
Repayment of 8.375% senior subordinated notes	—	(24,787)	—	—	—	(24,787)
Payment of financing related costs and expenses	—	(37,836)	—	—	—	(37,836)
Repayments of other long-term debt	—	(147)	(4,699)	—	—	(4,846)
Proceeds from issuance of 11.5% senior notes	—	225,000	—	—	—	225,000
Purchase and retirement of common stock upon vesting of RSUs	(735)	—	—	—	—	(735)
Proceeds from issuance of 7% senior exchangeable notes	—	86,250	—	—	—	86,250
Borrowings under Revolving Credit Facility, net	—	18,000	—	—	—	18,000
Intercompany note	—	—	—	(3,900)	3,900	—
Intercompany advances	(4,598)	170,396	(167,988)	2,190	—	—
Net cash (used in) provided by financing activities of continuing operations	(5,333)	84,014	(172,687)	(1,710)	3,900	(91,816)
Net cash used in financing activities of discontinued operations	—	(1,652)	—	—	—	(1,652)
Net cash (used in) provided by financing activities	(5,333)	82,362	(172,687)	(1,710)	3,900	(93,468)
Effect of exchange rate changes on cash and cash equivalents	—	—	104	2	—	106
Net (decrease) increase in cash and cash equivalents	—	(10,270)	6	621	—	(9,643)
Cash and cash equivalents at beginning of year	—	16,033	280	1,440	—	17,753
Cash and cash equivalents at end of year	$—	$5,763	$286	$2,061	$—	$8,110

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Selected Quarterly Financial Information (Unaudited)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014
Net sales	$490,119	$479,410	$480,576	$498,935
Operating income	10,072	13,347	9,330	11,009
Loss from continuing operations(2)	(16,787)	(39,301)	(10,794)	(19,437)
Income (loss) from discontinued operations, net of taxes	953	664	(99)	938
Net loss	$(15,834)	$(38,637)	$(10,893)	$(18,499)
Net (loss) income per share—basic
Continuing operations (1)	$(0.25)	$(0.59)	$(0.16)	$(0.29)
Discontinued operations (1)	0.01	0.01	—	0.02
Net loss (1)	$(0.24)	$(0.58)	$(0.16)	$(0.27)
Net (loss) income per share—diluted
Continuing operations (1)	$(0.25)	$(0.59)	$(0.16)	$(0.29)
Discontinued operations (1)	0.01	0.01	—	0.02
Net loss (1)	$(0.24)	$(0.58)	$(0.16)	$(0.27)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2013
Net sales	$418,614	$406,540	$442,781	$509,873
Operating income (loss)	11,678	16,842	16,524	(15,681)
(Loss) income from continuing operations (4)(5)(6)	(20,490)	(18,996)	13,427	(59,468)
Income from discontinued operations, net of taxes (3)	1,345	113	13,492	1,791
Net (loss) income (4)(5)(6)	$(19,145)	$(18,883)	$26,919	$(57,677)
Net (loss) income per share—basic
Continuing operations (1)	$(0.32)	$(0.30)	$0.21	$(0.90)
Discontinued operations (1)	0.02	—	0.21	0.03
Net (loss) income (1)	$(0.30)	$(0.30)	$0.42	$(0.87)
Net (loss) income per share—diluted
Continuing operations (1)	$(0.32)	$(0.30)	$0.16	$(0.90)
Discontinued operations (1)	0.02	—	0.16	0.03
Net (loss) income (1)	$(0.30)	$(0.30)	$0.32	$(0.87)
 __________________________

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.

(2)
Includes a total loss on extinguishment of debt of $27.4 million, most of which was recognized in the second quarter of 2014 in connection with the issuance of the 6.000% Notes and 8.500% Notes, and extinguishment of the Term Loan Facility and the 8.875% Notes.

(3)	Includes $25.6 million gain on sale of discontinued operations, net of tax expense of $10.7 million, most of which was recognized in the third quarter of 2013.

(4)	Includes a bargain purchase gain of $17.3 million, exclusive of $6.8 million of tax expense, recognized in the third quarter of 2013.

(5)	Includes valuation allowance charge related to deferred tax assets of $40.6 million recognized in the fourth quarter of 2013.
(6) Includes $33.4 million impairment charge on intangible assets recognized in the fourth quarter of 2013.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.
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
Management assessed the effectiveness of our internal control over financial reporting as of December 27, 2014, based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO Framework"). Based on that assessment, management concluded that, as of December 27, 2014, our internal control over financial reporting was effective based on the criteria established in the 2013 COSO Framework.
Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 27, 2014. This report follows.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
We have audited the internal control over financial reporting of Cenveo, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 27, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 27, 2014, and our report dated February 18, 2015 expressed an unqualified opinion on those financial statements.
/s/ GRANT THORNTON LLP
New York, New York
February 18, 2015

Item 9B.   Other Information
None.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information relating to directors and nominees of the Company and the information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Shareholders (2015 Proxy Statement) under the captions "Nominees for the Board of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Nomination of Directors," and "Audit Committee," and such information is incorporated herein by reference.

Item 11.   Executive Compensation
This information is included under the captions "Compensation of Executive Officers," "Board Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included under the captions "Security Ownership of Certain Beneficial Owners and Management," "Compensation of Executive Officers" and "Equity Compensation Plan Information" in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
This information is included under the captions "Transactions with Related Persons, Promoters and Certain Control Persons" and "Director Independence" in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services
This information is included under the captions "Independent Registered Public Accounting Firm" and "Report of the Audit Committee" in our 2015 Proxy Statement and is incorporated herein by reference.

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

3.4	Bylaws as amended and restated as of March 31, 2014-incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K, filed April 4, 2014.

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

4.10
Intercreditor Agreement, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein, Bank of America, N.A., as ABL Agent, and The Bank of New York Mellon, as Collateral Agent with respect to the 6.000% Senior Priority Secured Notes due 2019--incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed July 1, 2014.

4.11
Intercreditor Agreement, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein, Bank of America, N.A., as ABL Agent, The Bank of New York Mellon, as Collateral Agent with respect to the 6.000% Senior Priority Secured Notes due 2019, and The Bank of New York Mellon, as Collateral Agent with respect to 8.500% Junior Priority Secured Notes due 2022--incorporated by reference to Exhibit 4.6 to registrant's current report on Form 8-K filed July 1, 2014.

Exhibit Number	Description
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

10.8+
Employment Agreement, dated as of February 25, 2014, between the registrant and Scott J. Goodwin-incorporated by reference to Exhibit 10.8 to registrant’s annual report on Form 10-K for the year ended December 28, 2013, filed February 26, 2014.

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

10.16
Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, an Issuing Bank and Swingline Lender, and the other lenders party thereto-incorporated by reference to Exhibit 10.2 to registrant's current report on Form 8-K, filed April 22, 2013.

10.17
Amendment No. 1, dated as of December 11, 2013, to Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as Administrative Agent, and the lenders party thereto - incorporated by reference to Exhibit 10.1 to registrant’s current report on Form 8-K, filed December 17, 2013.

Exhibit Number	Description
10.18
Asset Purchase Agreement, dated as of August 21, 2013, among Cenveo Corporation, Cenveo, Inc. and NE Opco, Inc. -incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended September 29, 2013, filed November 6, 2013.

10.19
Amendment No. 2, dated as of June 10, 2014, to Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto-incorporated by reference to Exhibit 10.1 to registrant's quarterly report on Form 10-Q for the quarter ended June 28, 2014, filed August 6, 2014.

10.20*
Amendment No. 3, dated as of January 30, 2015, to Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto.

10.21
Purchase Agreement, dated June 19, 2014, among Cenveo Corporation, Cenveo, Inc., the other guarantor party thereto and JP Morgan Securities LLC, as representative of the Initial Purchasers party thereto--incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed June 25, 2014.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of Grant Thornton LLP.

24.1	Power of Attorney—incorporated by reference to page 96.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.
(b) Exhibits Filed
Included in Item 15(a) (3) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on February 18, 2015.

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

Signature	Title	Date

/s/ ROBERT G. BURTON, SR.	Chairman and Chief Executive Officer	February 18, 2015
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ SCOTT J. GOODWIN	Chief Financial Officer	February 18, 2015
Scott J. Goodwin	(Principal Financial Officer and
Principal Accounting Officer)

/s/ GERALD S. ARMSTRONG	Director	February 18, 2015
Gerald S. Armstrong

/s/ MARK J. GRIFFIN	Director	February 18, 2015
Mark J. Griffin

/s/ ROBERT OBERNIER	Director	February 18, 2015
Robert Obernier

/s/ SUSAN HERBST	Director	February 18, 2015
Susan Herbst

/s/ ROBERT G. BURTON, JR.	Director	February 18, 2015
Robert G. Burton, Jr.