Form 10-Q
period 2015-03-28
CENVEO, INC
filed 2015-05-06
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2015, the registrant had 67,873,560 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 28, 2015

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	March 28, 2015	December 27, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,439	$14,593
Accounts receivable, net	271,409	281,898
Inventories	141,553	137,010
Prepaid and other current assets	46,851	50,406
Assets of discontinued operations - current	12	8
Total current assets	472,264	483,915

Property, plant and equipment, net	275,428	282,408
Goodwill	185,590	185,849
Other intangible assets, net	155,254	157,704
Other assets, net	46,971	48,015
Total assets	$1,135,507	$1,157,891
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$4,467	$4,355
Accounts payable	219,130	232,184
Accrued compensation and related liabilities	36,987	37,125
Other current liabilities	76,483	87,221
Liabilities of discontinued operations - current	68	70
Total current liabilities	337,135	360,955

Long-term debt	1,246,274	1,229,984
Other liabilities	192,449	199,627
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	678	677
Paid-in capital	370,218	370,228
Retained deficit	(913,062)	(905,383)
Accumulated other comprehensive loss	(98,185)	(98,197)
Total shareholders’ deficit	(640,351)	(632,675)
Total liabilities and shareholders’ deficit	$1,135,507	$1,157,891

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data) (unaudited)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Net sales	$475,105	$490,119
Cost of sales	397,888	415,157
Selling, general and administrative expenses	52,261	55,494
Amortization of intangible assets	2,407	3,449
Restructuring and other charges	4,354	5,947
Operating income	18,195	10,072
Interest expense, net	25,692	27,910
Loss on early extinguishment of debt, net	433	18
Other income, net	(217)	(509)
Loss from continuing operations before income taxes	(7,713)	(17,347)
Income tax benefit	(66)	(560)
Loss from continuing operations	(7,647)	(16,787)
(Loss) income from discontinued operations, net of taxes	(32)	953
Net loss	(7,679)	(15,834)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	1,342	480
Currency translation adjustment	(1,330)	88
Comprehensive loss	$(7,667)	$(15,266)

(Loss) income per share – basic:
Continuing operations	$(0.11)	$(0.25)
Discontinued operations	—	0.01
Net loss	$(0.11)	$(0.24)

(Loss) income per share – diluted:
Continuing operations	$(0.11)	$(0.25)
Discontinued operations	—	0.01
Net loss	$(0.11)	$(0.24)

Weighted average shares outstanding:
Basic	67,746	66,336
Diluted	67,746	66,336

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net loss	$(7,679)	$(15,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations, net of taxes	—	(845)
Loss (income) from discontinued operations, net of taxes	32	(108)
Depreciation and amortization, excluding non-cash interest expense	14,688	16,061
Non-cash interest expense, net	2,472	2,418
Deferred income taxes	(266)	(852)
Loss (gain) on sale of assets	684	(2)
Non-cash restructuring and other charges, net	2,491	2,609
Loss on early extinguishment of debt, net	433	18
Stock-based compensation provision	132	836
Other non-cash charges	803	735
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	9,136	7,382
Inventories	(4,946)	(11,130)
Accounts payable and accrued compensation and related liabilities	(13,157)	2,654
Other working capital changes	(10,263)	(2,004)
Other, net	(1,966)	(5,361)
Net cash used in operating activities of continuing operations	(7,406)	(3,423)
Net cash used in operating activities of discontinued operations	(38)	(1,658)
Net cash used in operating activities	(7,444)	(5,081)
Cash flows from investing activities:
Capital expenditures	(6,059)	(8,975)
Purchase of investment	—	(2,000)
Proceeds from sale of property, plant and equipment	573	162
Net cash used in investing activities of continuing operations	(5,486)	(10,813)
Net cash provided by investing activities of discontinued operations	—	1,018
Net cash used in investing activities	(5,486)	(9,795)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	(1,162)	(2,330)
Repayments of other long-term debt	(1,472)	(1,569)
Repayment of 11.5% senior notes due 2017	(15,776)	—
Purchase and retirement of common stock upon vesting of RSUs	(141)	(252)
Repayment of 15% Unsecured Term Loan due 2017	—	(600)
Repayment of Term Loan Facility due 2017	—	(900)
Borrowings under ABL Facility due 2017	141,300	156,400
Repayments under ABL Facility due 2017	(111,100)	(135,600)
Net cash provided by financing activities	11,649	15,149
Effect of exchange rate changes on cash and cash equivalents	(873)	(64)
Net (decrease) increase in cash and cash equivalents	(2,154)	209
Cash and cash equivalents at beginning of period	14,593	11,329
Cash and cash equivalents at end of period	$12,439	$11,538
See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of March 28, 2015, and the results of operations for the three months ended March 28, 2015, and March 29, 2014, and cash flows for the three months ended March 28, 2015, and March 29, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended March 28, 2015, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 27, 2014 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC. The reporting periods for the three months ended March 28, 2015, and March 29, 2014, each consisted of 13 weeks.

New Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU were effective in the first quarter of 2015. The Company's adoption of this amendment did not have a material impact on the Company's consolidated financial statements.
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
In February 2015, the FASB issued ASU No. 2015-02, “Consolidation: Amendment to the Consolidation Analysis.” This revised standard improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of March 28, 2015, the Company had $24.5 million of debt issuance costs that would be reclassified from a long-term asset to a reduction in the carrying amount of its debt.

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

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s statements of operations and were $0.3 million and $1.9 million for the three months ended March 28, 2015, and March 29, 2014, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Discontinued Operations

On September 28, 2013, the Company completed the sale of its Custom Envelope Group ("Custom Envelope"). To date, the Company has received total net cash proceeds of approximately $47.0 million, of which $1.0 million was received in the first quarter of 2014. This resulted in the recognition of a total after-tax gain of $16.5 million, of which $14.9 million was recognized in the year ended 2013. The operating results of Custom Envelope are reported in discontinued operations in the Company's financial statements for all periods presented herein.

During the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility within its print segment. The operating results of this manufacturing facility are reported in discontinued operations in the Company's financial statements for all periods presented herein.

Collectively, the Company refers to these businesses as the "Discontinued Operations."

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of March 28, 2015, and December 27, 2014 (in thousands):

	March 28, 2015	December 27, 2014
Prepaid and other current assets	$12	$8
Assets of discontinued operations - current	12	8
Accrued compensation and related liabilities	68	70
Liabilities of discontinued operations - current	68	70
Net assets	$(56)	$(62)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended
	March 28, 2015	March 29, 2014
(Loss) income from discontinued operations before income taxes	$(32)	$176
Income tax expense on discontinued operations	—	68
Gain on sale of discontinued operations (1)	—	845
(Loss) income from discontinued operations, net of taxes	$(32)	$953
(Loss) income per share - basic	$—	$0.01
(Loss) income per share - diluted	$—	$0.01
 __________________________

(1)	The gain on the sale of discontinued operations is shown net of taxes of $0.5 million for the three months ended March 29, 2014.

4. Inventories

Inventories by major category are as follows (in thousands):

	March 28, 2015	December 27, 2014
Raw materials	$49,253	$45,341
Work in process	15,728	19,649
Finished goods	76,572	72,020
	$141,553	$137,010

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	March 28, 2015	December 27, 2014
Land and land improvements	$13,995	$13,982
Buildings and building improvements	101,245	101,407
Machinery and equipment	614,498	623,619
Furniture and fixtures	9,554	10,086
Construction in progress	16,212	13,154
	755,504	762,248
Accumulated depreciation	(480,076)	(479,840)
	$275,428	$282,408

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of March 28, 2015, by reportable segment are as follows (in thousands):

	Envelope	Print	Label and Packaging	Total
Balance as of December 27, 2014	$23,433	$45,432	$116,984	$185,849
Foreign currency translation	—	96	(355)	(259)
Balance as of March 28, 2015	$23,433	$45,528	$116,629	$185,590

Other intangible assets are as follows (in thousands):

		March 28, 2015				December 27, 2014
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	8	$144,693	$(27,234)	$(64,376)	$53,083	$144,732	$(27,234)	$(62,202)	$55,296
Trademarks and trade names	21	77,755	(55,367)	(9,560)	12,828	77,750	(55,367)	(9,383)	13,000
Leasehold interest	18	4,430	—	(348)	4,082	4,430	—	(291)	4,139
Patents	11	3,528	—	(3,167)	361	3,528	—	(3,159)	369
Subtotal	11	230,406	(82,601)	(77,451)	70,354	230,440	(82,601)	(75,035)	72,804

Intangible assets with indefinite lives:
Trademarks		84,900	—	—	84,900	84,900	—	—	84,900
Total		$315,306	$(82,601)	$(77,451)	$155,254	$315,340	$(82,601)	$(75,035)	$157,704

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2015	$7,205
2016	7,889
2017	7,439
2018	7,154
2019	6,949
2020	6,853
Thereafter	26,865
Total	$70,354

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three months ended March 28, 2015, and March 29, 2014.

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	March 28, 2015	December 27, 2014
ABL Facility due 2017	$164,900	$134,700
8.500% junior priority secured notes due 2022 ($248.0 million outstanding principal amount as of March 28, 2015, and December 27, 2014)	245,444	245,384
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of March 28, 2015, and December 27, 2014)	534,805	534,552
11.5% senior notes due 2017 ($206.5 million and $222.3 million outstanding principal amount as of March 28, 2015, and December 27, 2014, respectively)	202,903	218,011
7% senior exchangeable notes due 2017	83,250	83,250
Other debt including capital leases	19,439	18,442
	1,250,741	1,234,339
Less current maturities	(4,467)	(4,355)
Long-term debt	$1,246,274	$1,229,984

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion and $1.1 billion as of March 28, 2015, and December 27, 2014, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for each debt instrument.

As of March 28, 2015, the Company was in compliance with all covenants under its long-term debt.

Amendment to ABL Facility

On January 30, 2015, the Company entered into Amendment No. 3 ("ABL Amendment No. 3") to the $230 million asset-based revolving credit facility (the "ABL Facility"), and an accompanying Increasing Lender Agreement on February 4, 2015, pursuant to which the revolving commitments were increased by $10.0 million. Among other things, ABL Amendment No. 3 increased the Company's flexibility to use the proceeds of any future asset sales to prepay its other indebtedness. The amendment also generally increased the Company's flexibility to prepay outstanding indebtedness, make acquisitions and other investments, and pay dividends, subject to the satisfaction of certain conditions. In connection with this amendment, the Company capitalized debt issuance costs of $1.3 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Extinguishments

In the first quarter of 2015, the Company recorded a loss on early extinguishment of debt of $0.4 million related to the repurchase of $15.8 million of its 11.5% senior notes due 2017 (the "11.5% Notes"), of which $0.2 million related to the write-off of unamortized debt issuance costs, and $0.2 million related to the write-off of original issuance discount.

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

The Company participates in a number of multi-employer pension plans for union employees ("Multi-Employer Pension Plans") and is exposed to significant risks and uncertainties arising from its participation in these Multi-Employer Pension Plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these Multi-Employer Pension Plans, could significantly increase the Company’s future contributions or the underfunded status of these Multi-Employer Pension Plans. Two of the Multi-Employer Pension Plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers in these Multi-Employer Pension Plans, continued participation in or withdrawal from these Multi-Employer Pension Plans could have a material effect on the Company’s financial statements.

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of March 28, 2015. On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of December 27, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of March 28, 2015, and December 27, 2014, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic expense (benefit) for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Service cost	$—	$—
Interest cost	3,524	3,707
Expected return on plan assets	(5,226)	(5,206)
Net amortization and deferral	—	—
Recognized net actuarial loss	2,156	794
Net periodic expense (benefit)	$454	$(705)

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended March 28, 2015, and March 29, 2014.

For the three months ended March 28, 2015, the Company made total contributions of $3.1 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $3.7 million to its pension, SERP and OPEB plans for the remainder of 2015.

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.1 million and $0.8 million for the three months ended March 28, 2015, and March 29, 2014, respectively.

As of March 28, 2015, there was approximately $0.6 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.0 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the three months ended March 28, 2015, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2014	1,670,500	$5.18	1.4	$29
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(100,000)	5.20
Outstanding at March 28, 2015	1,570,500	$5.18	1.2	$16
Exercisable at March 28, 2015	1,450,875	$5.44	1.0	$4

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the three months ended March 28, 2015, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Non-vested at December 27, 2014	512,861	$3.22
Granted	—	—
Vested	(147,500)	5.62
Forfeited	—	—
Non-vested at March 28, 2015	365,361	$2.26
The total fair value of RSUs which vested during the three months ended March 28, 2015, was $0.3 million.

12. Restructuring and Other Charges

The Company currently has three active cost savings, restructuring and integration plans: (i) two plans related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities (the "2015 Plan" and the "2014 Plan"); and (ii) a plan related to the integration of certain assets of National into existing envelope operations (the "National Plan").
2015 Plan
During the first quarter of 2015, the Company began implementing the 2015 Plan, which primarily focuses on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities. The Company expects to be substantially complete with the 2015 Plan during the 2016 fiscal year.
2014 Plan
During the first quarter of 2014, the Company began implementing the 2014 Plan, which primarily focuses on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities. The Company expects to be substantially complete with the 2014 Plan during the 2015 fiscal year.

Acquisition Integration Plans

Upon the completion of the acquisition of certain assets of National, the Company developed and began implementing the National Plan. The Company is substantially complete with the accelerated integration of these assets, which has included the closure and consolidation of nine manufacturing facilities into existing envelope operations and two new facilities. The Company expects to be complete with the National Plan in 2015.
Residual Plans

The Company currently has certain residual cost savings, restructuring and integration plans (the "Residual Plans"). As a result of these cost savings actions over the last several years, the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions.

The Company does not anticipate any significant future expenses related to the Residual Plans other than modifications to current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2015 Activity

Restructuring and other charges for the three months ended March 28, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$270	$—	$—	$—	$—	$—	$270
Residual Plans	—	—	—	(22)	40	40	58
Acquisition Integration Plans	39	1,895	8	275	—	247	2,464
Total Envelope	309	1,895	8	253	40	287	2,792
Print
2015 Plan	60	—	—	—	—	—	60
2014 Plan	125	116	13	—	—	563	817
Residual Plans	(54)	—	—	58	132	24	160
Total Print	131	116	13	58	132	587	1,037
Label and Packaging
2015 Plan	150	—	—	—	—	—	150
2014 Plan	273	—	—	—	—	—	273
Total Label and Packaging	423	—	—	—	—	—	423
Corporate
2015 Plan	88	—	—	—	—	—	88
Residual Plans	—	—	—	—	—	14	14
Total Corporate	88	—	—	—	—	14	102
Total Restructuring and Other Charges	$951	$2,011	$21	$311	$172	$888	$4,354

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2014 Activity

Restructuring and other charges for the three months ended March 29, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
Residual Plans	$(1)	$—	$—	$(198)	$32	$16	$(151)
Acquisition Integration Plans	93	601	636	1,390	—	448	3,168
Total Envelope	92	601	636	1,192	32	464	3,017
Print
2014 Plan	7	—	—	—	—	—	7
Residual Plans	388	(22)	1	77	716	839	1,999
Total Print	395	(22)	1	77	716	839	2,006
Label and Packaging
2014 Plan	251	—	—	—	—	—	251
Residual Plans	26	—	—	14	—	—	40
Total Label and Packaging	277	—	—	14	—	—	291
Corporate
2014 Plan	604	—	—	—	—	29	633
Total Corporate	604	—	—	—	—	29	633
Total Restructuring and Other Charges	$1,368	$579	$637	$1,283	$748	$1,332	$5,947

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2015 Plan
Balance as of December 27, 2014	$—	$—	$—	$—	$—
Accruals, net	298	—	—	—	298
Payments	(257)	—	—	—	(257)
Balance as of March 28, 2015	$41	$—	$—	$—	$41

2014 Plan
Balance as of December 27, 2014	$1,506	$—	$—	$—	$1,506
Accruals, net	668	—	—	576	1,244
Payments	(1,486)	—	—	(576)	(2,062)
Balance as of March 28, 2015	$688	$—	$—	$—	$688

Residual Plans
Balance as of December 27, 2014	$54	$677	$18,700	$—	$19,431
Accruals, net	(54)	36	172	78	232
Payments	—	(144)	(849)	(78)	(1,071)
Balance as of March 28, 2015	$—	$569	$18,023	$—	$18,592

Acquisition Integration Plans
Balance as of December 27, 2014	$77	$1,136	$—	$—	$1,213
Accruals, net	39	275	—	255	569
Payments	(63)	(573)	—	(255)	(891)
Balance as of March 28, 2015	$53	$838	$—	$—	$891

Total Restructuring Liability	$782	$1,407	$18,023	$—	$20,212

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 27, 2014	$(2,905)	$(95,292)	$(98,197)
Other comprehensive loss before reclassifications	(1,330)	—	(1,330)
Amounts reclassified from AOCI	—	1,342	1,342
Other comprehensive (loss) income	(1,330)	1,342	12
Balance as of March 28, 2015	$(4,235)	$(93,950)	$(98,185)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended
	March 28, 2015	March 29, 2014
Changes in pension and other employee benefit accounts:
Net actuarial losses	$2,156	$794	Selling, general and administrative expenses
	2,156	794	Total before tax
Taxes	(814)	(314)	Income tax benefit
Total reclassifications for the period	$1,342	$480	Net of tax

14.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options, RSUs and, when applicable, performance share units ("PSUs," and collectively with the stock options and RSUs, the "Equity Awards") to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the senior exchangeable notes due 2017 (the "7% Notes") being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the three months ended March 28, 2015, and March 29, 2014, the effect of approximately 20.3 million and 21.1 million shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of the Equity Awards, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended March 28, 2015, and March 29, 2014 (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Numerator for basic and diluted (loss) income per share:
Loss from continuing operations	$(7,647)	$(16,787)
(Loss) income from discontinued operations, net of taxes	(32)	953
Net loss	$(7,679)	$(15,834)
Denominator for weighted average common shares outstanding:
Basic shares	67,746	66,336
Dilutive effect of 7% Notes	—	—
Dilutive effect of Equity Awards	—	—
Diluted shares	67,746	66,336

(Loss) income per share – basic:
Continuing operations	$(0.11)	$(0.25)
Discontinued operations	—	0.01
Net loss	$(0.11)	$(0.24)

(Loss) income per share – diluted:
Continuing operations	$(0.11)	$(0.25)
Discontinued operations	—	0.01
Net loss	$(0.11)	$(0.24)

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

The following tables present certain segment information (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended
	March 28, 2015	March 29, 2014
Net sales:
Envelope	$227,410	$241,671
Print	128,166	128,397
Label and Packaging	119,529	120,051
Total	$475,105	$490,119
Operating income (loss):
Envelope	$14,840	$9,806
Print	2,373	1,240
Label and Packaging	9,405	10,193
Corporate	(8,423)	(11,167)
Total	$18,195	$10,072
Restructuring and other charges:
Envelope	$2,792	$3,017
Print	1,037	2,006
Label and Packaging	423	291
Corporate	102	633
Total	$4,354	$5,947
Depreciation and intangible asset amortization:
Envelope	$4,903	$5,154
Print	4,452	5,700
Label and Packaging	4,363	3,876
Corporate	970	1,331
Total	$14,688	$16,061
Net sales by product line:
Envelope	$227,410	$241,671
Print	128,166	128,397
Label	80,167	78,686
Packaging	39,362	41,365
Total	$475,105	$490,119
Intercompany sales:
Envelope	$1,812	$1,532
Print	3,864	1,188
Label and Packaging	2,339	2,176
Total	$8,015	$4,896

	March 28, 2015	December 27, 2014
Total assets:
Envelope	$440,746	$449,819
Print	286,033	291,892
Label and Packaging	353,550	355,325
Corporate	55,178	60,855
Total	$1,135,507	$1,157,891

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly-owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), issued the 6.000% senior priority secured notes due 2019 (the “6.000% Notes”), the 8.500% junior priority secured notes due 2022 (the “8.500% Notes”), the 7.875% senior subordinated notes due 2013 (the “7.875% Notes”), the 8.875%  senior second lien notes due 2018 (the “8.875% Notes”), the 7% Notes, and the 11.5% senior notes due 2017 (the “11.5% Notes,” and collectively with the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, and the 7% Notes, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly owned North American subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of March 28, 2015, and December 27, 2014, and for the three months ended March 28, 2015, and March 29, 2014.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

The supplemental condensed consolidating financial information reflects the investments of the Parent Company in the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries using the equity method of accounting. The Parent Company’s primary transactions with its subsidiaries, other than the investment account and related equity in net income (loss) of subsidiaries, are the intercompany payables and receivables between its subsidiaries.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET March 28, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,353	$622	$5,464	$—	$12,439
Accounts receivable, net	—	129,046	140,699	1,664	—	271,409
Inventories	—	71,911	67,761	1,881	—	141,553
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	38,088	6,054	2,709	—	46,851
Assets of discontinued operations - current	—	—	12	—	—	12
Total current assets	—	282,336	218,393	11,718	(40,183)	472,264

Investment in subsidiaries	(640,351)	1,961,772	4,540	7,829	(1,333,790)	—
Property, plant and equipment, net	—	117,131	157,752	545	—	275,428
Goodwill	—	25,540	154,763	5,287	—	185,590
Other intangible assets, net	—	9,892	144,612	750	—	155,254
Other assets, net	—	41,871	4,607	493	—	46,971
Total assets	$(640,351)	$2,438,542	$684,667	$26,622	$(1,373,973)	$1,135,507

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$1,467	$—	$—	$4,467
Accounts payable	—	120,168	97,852	1,110	—	219,130
Accrued compensation and related liabilities	—	29,624	6,770	593	—	36,987
Other current liabilities	—	56,522	19,054	907	—	76,483
Liabilities of discontinued operations - current	—	—	68	—	—	68
Intercompany payable (receivable)	—	1,473,784	(1,483,531)	9,747	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,683,098	(1,321,382)	15,602	(40,183)	337,135

Long-term debt	—	1,242,052	4,222	—	—	1,246,274
Other liabilities	—	153,743	40,055	(1,349)	—	192,449
Shareholders’ (deficit) equity	(640,351)	(640,351)	1,961,772	12,369	(1,333,790)	(640,351)
Total liabilities and shareholders’ (deficit) equity	$(640,351)	$2,438,542	$684,667	$26,622	$(1,373,973)	$1,135,507

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended March 28, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$223,852	$249,464	$1,789	$—	$475,105
Cost of sales	—	190,863	206,492	533	—	397,888
Selling, general and administrative expenses	—	30,115	21,720	426	—	52,261
Amortization of intangible assets	—	152	2,144	111	—	2,407
Restructuring and other charges	—	3,447	907	—	—	4,354
Operating (loss) income	—	(725)	18,201	719	—	18,195
Interest expense, net	—	25,592	100	—	—	25,692
Intercompany interest (income) expense	—	(274)	274	—	—	—
Loss on early extinguishment of debt, net	—	433	—	—	—	433
Other expense (income), net	—	294	(539)	28	—	(217)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(26,770)	18,366	691	—	(7,713)
Income tax (benefit) expense	—	(321)	143	112	—	(66)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(26,449)	18,223	579	—	(7,647)
Equity in (loss) income of subsidiaries	(7,679)	18,771	579	—	(11,671)	—
(Loss) income from continuing operations	(7,679)	(7,678)	18,802	579	(11,671)	(7,647)
Loss from discontinued operations, net of taxes	—	(1)	(31)	—	—	(32)
Net (loss) income	(7,679)	(7,679)	18,771	579	(11,671)	(7,679)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	12	(1,330)	353	—	965	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,342	—	—	—	1,342
Currency translation adjustment	—	—	(1,683)	353	—	(1,330)
Comprehensive (loss) income	$(7,667)	$(7,667)	$17,441	$932	$(10,706)	$(7,667)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 28, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$132	$(44,536)	$34,028	$2,970	$—	$(7,406)
Net cash used in operating activities of discontinued operations	—	—	(38)	—	—	(38)
Net cash provided by (used in) operating activities	132	(44,536)	33,990	2,970	—	(7,444)
Cash flows from investing activities:
Capital expenditures	—	(4,750)	(1,309)	—	—	(6,059)
Proceeds from sale of property, plant and equipment	—	571	2	—	—	573
Net cash used in investing activities	—	(4,179)	(1,307)	—	—	(5,486)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(1,162)	—	—	—	(1,162)
Repayments (borrowings) of other long-term debt	—	(3,219)	1,747	—	—	(1,472)
Repayment of 11.5% senior notes due 2017	—	(15,776)	—	—	—	(15,776)
Purchase and retirement of common stock upon vesting of RSUs	(141)	—	—	—	—	(141)
Borrowings under ABL Facility due 2017	—	141,300	—	—	—	141,300
Repayments under ABL Facility due 2017	—	(111,100)	—	—	—	(111,100)
Intercompany advances	9	34,060	(34,112)	43	—	—
Net cash (used in) provided by financing activities	(132)	44,103	(32,365)	43	—	11,649
Effect of exchange rate changes on cash and cash equivalents	—	—	(540)	(333)	—	(873)
Net (decrease) increase in cash and cash equivalents	—	(4,612)	(222)	2,680	—	(2,154)
Cash and cash equivalents at beginning of period	—	10,965	844	2,784	—	14,593
Cash and cash equivalents at end of period	$—	$6,353	$622	$5,464	$—	$12,439

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$844	$2,784	$—	$14,593
Accounts receivable, net	—	128,599	149,528	3,771	—	281,898
Inventories	—	71,108	64,036	1,866	—	137,010
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	42,889	5,012	2,505	—	50,406
Assets of discontinued operations - current	—	—	8	—	—	8
Total current assets	—	290,499	222,673	10,926	(40,183)	483,915

Investment in subsidiaries	(632,675)	1,944,300	3,608	7,829	(1,323,062)	—
Property, plant and equipment, net	—	120,949	160,903	556	—	282,408
Goodwill	—	25,540	155,118	5,191	—	185,849
Other intangible assets, net	—	10,011	146,843	850	—	157,704
Other assets, net	—	42,242	5,289	484	—	48,015
Total assets	$(632,675)	$2,433,541	$694,434	$25,836	$(1,363,245)	$1,157,891

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$1,355	$—	$—	$4,355
Accounts payable	—	138,939	91,860	1,385	—	232,184
Accrued compensation and related liabilities	—	29,851	6,736	538	—	37,125
Other current liabilities	—	66,895	19,346	980	—	87,221
Liabilities of discontinued operations - current	—	—	70	—	—	70
Intercompany payable (receivable)	—	1,439,715	(1,449,419)	9,704	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,678,400	(1,293,114)	15,852	(40,183)	360,955

Long-term debt	—	1,227,397	2,587	—	—	1,229,984
Other liabilities	—	160,419	40,661	(1,453)	—	199,627
Shareholders’ (deficit) equity	(632,675)	(632,675)	1,944,300	11,437	(1,323,062)	(632,675)
Total liabilities and shareholders’ (deficit) equity	$(632,675)	$2,433,541	$694,434	$25,836	$(1,363,245)	$1,157,891

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended March 29, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$241,467	$245,177	$3,475	$—	$490,119
Cost of sales	—	210,725	201,544	2,888	—	415,157
Selling, general and administrative expenses	—	33,608	21,550	336	—	55,494
Amortization of intangible assets	—	185	3,131	133	—	3,449
Restructuring and other charges	—	3,931	2,016	—	—	5,947
Operating (loss) income	—	(6,982)	16,936	118	—	10,072
Interest expense, net	—	27,823	87	—	—	27,910
Intercompany interest (income) expense	—	(270)	270	—	—	—
Loss on early extinguishment of debt, net	—	18	—	—	—	18
Other income, net	—	(183)	(325)	(1)	—	(509)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(34,370)	16,904	119	—	(17,347)
Income tax (benefit) expense	—	(391)	(237)	68	—	(560)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(33,979)	17,141	51	—	(16,787)
Equity in (loss) income of subsidiaries	(15,834)	18,072	51	—	(2,289)	—
(Loss) income from continuing operations	(15,834)	(15,907)	17,192	51	(2,289)	(16,787)
Income from discontinued operations, net of taxes	—	73	880	—	—	953
Net (loss) income	(15,834)	(15,834)	18,072	51	(2,289)	(15,834)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	568	88	619	—	(1,275)	—
Changes in pension and other employee benefit accounts, net of taxes	—	480	—	—	—	480
Currency translation adjustment	—	—	(531)	619	—	88
Comprehensive (loss) income	$(15,266)	$(15,266)	$18,160	$670	$(3,564)	$(15,266)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 29, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$836	$(34,318)	$31,552	$(1,493)	$—	$(3,423)
Net cash used in operating activities of discontinued operations	—	(610)	(1,048)	—	—	(1,658)
Net cash provided by (used in) operating activities	836	(34,928)	30,504	(1,493)	—	(5,081)
Cash flows from investing activities:
Capital expenditures	—	(5,427)	(3,501)	(47)	—	(8,975)
Purchase of investment	—	(2,000)	—	—	—	(2,000)
Proceeds from sale of property, plant and equipment	—	8	154	—	—	162
Net cash used in investing activities of continuing operations	—	(7,419)	(3,347)	(47)	—	(10,813)
Net cash provided by investing activities of discontinued operations	—	462	556	—	—	1,018
Net cash used in investing activities	—	(6,957)	(2,791)	(47)	—	(9,795)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(2,330)	—	—	—	(2,330)
Repayments of other long-term debt	—	(750)	(819)	—	—	(1,569)
Purchase and retirement of common stock upon vesting of RSUs	(252)	—	—	—	—	(252)
Repayment of 15% Unsecured Term Loan due 2017	—	(600)	—	—	—	(600)
Repayment of Term Loan Facility due 2017	—	(900)	—	—	—	(900)
Borrowings under ABL Facility due 2017	—	156,400	—	—	—	156,400
Repayments under ABL Facility due 2017	—	(135,600)	—	—	—	(135,600)
Intercompany advances	(584)	24,624	(26,317)	2,277	—	—
Net cash (used in) provided by financing activities	(836)	40,844	(27,136)	2,277	—	15,149
Effect of exchange rate changes on cash and cash equivalents	—	—	5	(69)	—	(64)
Net increase (decrease) in cash and cash equivalents	—	(1,041)	582	668	—	209
Cash and cash equivalents at beginning of period	—	9,504	—	1,825	—	11,329
Cash and cash equivalents at end of period	$—	$8,463	$582	$2,493	$—	$11,538

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, which we refer to as our 2014 Form 10-K. Item 7 of our 2014 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of March 28, 2015. Cenveo, Inc. and its subsidiaries are referred to herein as “Cenveo,” the “Company,” “we,” “our,” or “us.”

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

Envelope. We are the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our envelope segment represented approximately 47.9% of our net sales for the three months ended March 28, 2015.

Our envelope segment offers direct mail products used for customer solicitations and transactional envelopes used for billing and remittance by end users including financial institutions, insurance companies and telecommunications companies. We also produce a broad line of specialty and stock envelopes which are sold through wholesalers, and to the office product market through distributors.

Print. We are one of the leading commercial printers in North America. Our print segment represented approximately 27.0% of our net sales for the three months ended March 28, 2015.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 25.1% of our net sales for the three months ended March 28, 2015.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three months ended March 28, 2015, and March 29, 2014, followed by a discussion of the results of operations of each of our reportable segments for the same periods.
2015 Outlook
Generally, print-related industries are highly fragmented and extremely competitive due to over-capacity and pricing pressures. We believe these factors, combined with uncertain economic conditions in the United States, will continue to impact our results of operations in 2015.
Our current management focus is on the following areas:

Improving Sales Performance

Our sales focus has been, and will continue to be, on our customers’ experience across each of our businesses, ensuring we meet our customers’ demands. We seek to expand our relationship with them through cross-selling initiatives available within our platform. Over the past three years, we have made significant investments to improve our top line performance. These investments include a customer relationship management tool across our entire sales platform, capital investments in our e-commerce platform and incremental headcount. We have been successful in our recruiting efforts focusing on attracting not only talented individuals with experience in our current business lines, but also individuals with experience in complementary industry channels. We expect these focus points will allow us to experience sales stability despite operating in challenging industries and an uncertain economy.

Integrating Certain Assets of National

We believe our acquisition and accelerated integration of certain assets of National has provided much needed capacity reductions within the envelope industry. We substantially completed the accelerated integration of these assets in 2014, which included the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities.

This accelerated integration has resulted in improved margins within our envelope segment, which we expect to continue throughout 2015 and beyond.

Improving our Cost Structure

We continue to monitor our cost structure as marketplace conditions warrant, and expect to further reduce costs as necessary. Our fixed costs have been reduced significantly as a result of the facility consolidations related to integrating National with our existing operations and select downsizing of certain commercial print assets. We also continue to focus on strategic investments, capital expenditures and acquisitions in areas that we believe will strengthen our manufacturing platform and product offerings. We continue to review strategic alternatives for business lines we believe are underperforming or non-strategic to our future operations.

Improving our Capital Structure

Since the beginning of 2011, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leveraged loan and high yield debt market conditions. Since we began this initiative, we have reduced our outstanding debt and weighted average interest rate, despite our continued reinvestments of cash into our businesses via four acquisitions, focused capital expenditures, and incurring over $95 million in transaction costs associated with the improvement of our capital structure.

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

The June 2014 refinancing provides us greater flexibility to address our higher interest rate debt instruments. Since the completion of the refinancing, we have: (i) extinguished $25.3 million of our 11.5% senior notes due 2017, which we refer to as our 11.5% Notes, during 2014 and 2015; (ii) exchanged $3.0 million of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as our 7% Notes, for approximately one million shares of our common stock; and (iii) extinguished $2.0 million of our 8.500% Notes. During the remainder of 2015, we will use cash flow generated from operations and any proceeds from non-strategic asset sales, to the extent allowable by our indentures, to continue to address our highest interest rate debt instruments.

On January 30, 2015, we entered into Amendment No. 3 to the $230 million asset-based revolving credit facility, which we refer to as the ABL Facility, and an accompanying Increasing Lender Agreement on February 4, 2015, pursuant to which the borrowing capacity was increased by $10 million to $240 million. Among other things, this amendment increased our flexibility to use the proceeds of any future asset sales to prepay our other indebtedness. The amendment also generally increased our flexibility to prepay outstanding indebtedness, make acquisitions and other investments, and pay dividends, subject to the satisfaction of certain conditions.

Discontinued Operations

In September 2013, we completed the sale of our custom envelope business, which we refer to as Custom Envelope, within our envelope segment. We received total net proceeds of $47.0 million, of which $1.0 million was received in the first quarter of 2014. The operating results of this divestiture are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

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

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three month reporting periods each consisted of 13 weeks and ended on March 28, 2015, and March 29, 2014.

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands, except per share amounts)
Net sales	$475,105	$490,119
Operating income (loss):
Envelope	$14,840	$9,806
Print	2,373	1,240
Label and Packaging	9,405	10,193
Corporate	(8,423)	(11,167)
Total operating income	18,195	10,072
Interest expense, net	25,692	27,910
Loss on early extinguishment of debt, net	433	18
Other income, net	(217)	(509)
Loss from continuing operations before income taxes	(7,713)	(17,347)
Income tax benefit	(66)	(560)
Loss from continuing operations	(7,647)	(16,787)
(Loss) income from discontinued operations, net of taxes	(32)	953
Net loss	$(7,679)	$(15,834)
(Loss) income per share – basic:
Continuing operations	$(0.11)	$(0.25)
Discontinued operations	—	0.01
Net loss	$(0.11)	$(0.24)

(Loss) income per share – diluted:
Continuing operations	$(0.11)	$(0.25)
Discontinued operations	—	0.01
Net loss	$(0.11)	$(0.24)

Net Sales

Net sales decreased $15.0 million, or 3.1%, in the first quarter of 2015, as compared to the first quarter of 2014. Sales in our envelope segment decreased $14.3 million, sales in our print segment decreased $0.2 million and sales in our label and packaging segment decreased $0.5 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $8.1 million, or 80.6%, in the first quarter of 2015, as compared to the first quarter of 2014. This increase was due to: (i) an increase in operating income from our envelope segment of $5.0 million; (ii) a reduction in corporate expenses of $2.7 million; and (iii) an increase in operating income of $1.1 million from our print segment, partially offset by a decline in operating income from our label and packaging segment of $0.8 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $2.2 million to $25.7 million in the first quarter of 2015, as compared to $27.9 million in the first quarter of 2014. The decrease was primarily due to: (i) a lower weighted average interest rate as a result of the debt refinancing in the second quarter of 2014; and (ii) principal repayments made on our 11.5% Notes.

We expect interest expense for the remainder of 2015 will be lower than the same period in 2014, primarily due to the refinancing of the Term Loan Facility and 8.875% Notes in the second quarter of 2014, the concurrent repayment in full of the Unsecured Term Loan, and principal repayments made on our 11.5% Notes.

Loss on Early Extinguishment of Debt

In the first quarter of 2015, we recorded a loss on early extinguishment of debt of $0.4 million related to the repurchase of $15.8 million of our 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, and $0.2 million related to the write-off of original issuance discount.

Income Taxes

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Income tax benefit from U.S. operations	$(171)	$(690)
Income tax expense from foreign operations	105	130
Income tax benefit	$(66)	$(560)
Effective income tax rate	0.9%	3.2%

Income Tax Expense

In the first quarter of 2015, we had an income tax benefit of $0.1 million, compared to an income tax benefit of $0.6 million in the first quarter of 2014. The tax benefit for the first quarter of 2015 and the tax benefit for the first quarter of 2014 primarily related to income taxes on our domestic operations.

Our effective tax rate in the first quarter of 2015 and 2014 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2015.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $151.6 million as of March 28, 2015. Deferred tax assets related to foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During the three months ended March 28, 2015, our valuation allowance related to these deferred tax assets was unchanged at $7.0 million.

    There is no corresponding income tax benefit recognized with respect to losses incurred and no corresponding income tax expense recognized with respect to earnings generated in jurisdictions with a valuation allowance. This causes variability in our effective tax rate. We intend to maintain the valuation allowances until it is more likely than not that the net deferred tax assets will be realized. If operating results improve on a sustained basis, or if certain tax planning strategies are implemented, our conclusions regarding the need for valuation allowances could change, resulting in the reversal of some or all of the valuation allowances in the future, which could have a significant impact on income tax expense or benefit in the period recognized and subsequent periods.

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
In the first quarter of 2014, income from discontinued operations was $1.0 million, comprised of: (i) a gain recognized related to the sale of Custom Envelope of $0.8 million, net of tax expense of $0.5 million; and (ii) income from the operations of our Discontinued Operations of $0.2 million, net of tax expense of $0.1 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Segment net sales	$227,410	$241,671
Segment operating income	$14,840	$9,806
Operating income margin	6.5%	4.1%
Restructuring and other charges	$2,792	$3,017

Segment Net Sales

Segment net sales for our envelope segment decreased $14.3 million, or 5.9%, in the first quarter of 2015, as compared to the first quarter of 2014. The decrease was primarily due to volume declines resulting from the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities over the course of 2014, partially offset by product mix and our ability to pass along paper price increases to certain customers.

Segment Operating Income

Segment operating income for our envelope segment increased $5.0 million, or 51.3%, in the first quarter of 2015, as compared to the first quarter of 2014. The increase was primarily due to: (i) higher gross margin of $4.0 million and lower selling, general and administrative expenses of $0.8 million, primarily the result of cost savings and efficiencies realized upon the integration of National with our existing operations, and our ability to pass along paper price increases to certain customers; and (ii) lower restructuring and other charges of $0.2 million.

Print

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Segment net sales	$128,166	$128,397
Segment operating income	$2,373	$1,240
Operating income margin	1.9%	1.0%
Restructuring and other charges	$1,037	$2,006

Segment Net Sales

Segment net sales for our print segment decreased $0.2 million, or 0.2%, in the first quarter of 2015, as compared to the first quarter of 2014. This decrease was primarily due to sales declines resulting from the closure of a print facility during the first quarter of 2015 and two print facilities during the first quarter of 2014 as well as continued pricing pressure, which was partially offset by increased volumes within specific customer accounts.

Segment Operating Income

Segment operating income for our print segment increased $1.1 million, or 91.4%, in the first quarter of 2015, as compared to the first quarter of 2014. The increase was primarily due to: (i) lower restructuring and other charges of $1.0 million; and (ii) lower amortization expense of $0.8 million related to the accelerated retirement of a trade name in the first quarter of 2014. These increases were partially offset by lower gross margin of $0.4 million due to continued pricing pressure within the industry.

Label and Packaging

	For the Three Months Ended
	March 28, 2015	March 29, 2014
	(in thousands)
Segment net sales	$119,529	$120,051
Segment operating income	$9,405	$10,193
Operating income margin	7.9%	8.5%
Restructuring and other charges	$423	$291

Segment Net Sales

Segment net sales for our label and packaging segment decreased $0.5 million, or 0.4%, in the first quarter of 2015, as compared to the first quarter of 2014. Net sales from our label operations increased $1.5 million, primarily due to increased volume from certain retail customers and favorable pricing mix in our prescription label business. Net sales from our packaging operations declined $2.0 million, primarily due to volume declines in our folded carton business, including the impact of the transition of work to our international locations.

Segment Operating Income

Segment operating income for our label and packaging segment decreased $0.8 million, or 7.7%, in the first quarter of 2015, as compared to the first quarter of 2014. The decrease was primarily due to lower gross margin of $1.7 million in our packaging operations, primarily due to a decline in sales and the delayed ability to pass along increases in raw material prices to our customers. This decline was partially offset by lower selling, general and administrative expenses of $0.8 million in 2015, primarily due to e-commerce and information technology initiatives in 2014 as well as other focused cost reduction initiatives in both 2014 and 2015.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses decreased $2.7 million in the first quarter of 2015, as compared to the first quarter of 2014, primarily due to costs related to the integration of certain assets of National incurred during 2014, and lower restructuring and other charges of $0.5 million in 2015.

Restructuring and Other Charges

Restructuring

We currently have three active cost savings, restructuring and integration plans: (i) two plans related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities, which we refer to as the 2015 Plan and the 2014 Plan; and (ii) a plan related to the integration of certain assets of National into our existing envelope operations and two new facilities, which we refer to as the National Plan.

During the first three months of 2015, we implemented the 2015 Plan and continued implementing the 2014 Plan. We also continued our plan to integrate certain assets of National by substantially completing the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities.

We currently have certain residual cost savings, restructuring and integration plans, which we refer to as the Residual Plans. As a result of these cost savings actions, over the last several years we have closed or consolidated a significant amount of manufacturing facilities and have had a significant number of headcount reductions. We do not anticipate any significant future expenses related to the Residual Plans, other than modifications to current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

During the first quarter of 2015, as a result of our restructuring and integration activities, we incurred $4.4 million of restructuring and other charges, which included $1.0 million of employee separation costs, $2.0 million of net non-cash charges on long-lived assets, lease termination expenses of $0.3 million, multi-employer pension withdrawal expenses of $0.2 million and building clean-up and other expenses of $0.9 million.

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

As of March 28, 2015, our total restructuring liability was $20.2 million, of which $3.9 million is included in other current liabilities and $16.3 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $18.0 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three months ended March 28, 2015, and March 29, 2014.

Liquidity and Capital Resources

Net Cash Used In Operating Activities of Continuing Operations. Net cash used in operating activities of continuing operations was $7.4 million in the first three months of 2015, primarily due to: (i) a use of cash of $19.2 million from working capital; and (ii) pension and other postretirement plan contributions of $3.1 million. The use of working capital primarily resulted from a use of cash due to interest payments and accounts payable, partially offset by a source of cash from accounts receivables due to the timing of collections from and sales to our customers. The use of cash for accounts payable resulted from the classification of $11.9 million of cash balances within accounts payable to offset outstanding checks at the same financial institution. Historically, this cash balance paid down our prime rate borrowing contracts under our ABL Facility. Given our cash generation during the quarter and the remaining term on LIBOR-based borrowing contracts under our ABL Facility, all prime rate contracts were paid down and we elected not to terminate a LIBOR-based contract early as of our quarter end. Had there been prime rate borrowings outstanding, we would have applied the $11.9 million of cash against those contracts, which would have been reflected as cash used in financing activities rather than operating activities. We expect to see the impact of this classification of cash flows from operating activities reverse in future quarters. This use of cash was partially offset by our net loss adjusted for non-cash items of $13.8 million.

Net cash used in operating activities of continuing operations was $3.4 million in the first three months of 2014, primarily due to: (i) a use of cash of $3.1 million from working capital; and (ii) pension and other postretirement plan contributions of $3.3 million. The use of working capital primarily resulted from an increase of inventory to ensure minimal disruption as we integrated and consolidated our envelope platform, as well as the procurement of specific paper grades in advance of announced price increases. We also experienced a use of cash related to a vendor arrangement in connection with the acquisition of certain assets of National. This use of cash was partially offset by our net loss adjusted for non-cash items of $5.0 million.

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

Net Cash Used In Operating Activities of Discontinued Operations. Represents the net cash used in operating activities of our Discontinued Operations.

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $5.5 million in the first three months of 2015, primarily resulting from capital expenditures of $6.1 million, partially offset by proceeds received from the sale of property, plant and equipment of $0.6 million.

Net cash used in investing activities of continuing operations was $10.8 million in the first three months of 2014, primarily resulting from: (i) capital expenditures of $9.0 million; and (ii) the purchase of an investment of $2.0 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $0.2 million.

Our debt agreements limit capital expenditures to $45.0 million in 2015 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2014. We estimate that we will spend approximately $20.0 million on capital expenditures for the remainder of 2015, after considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.
Net Cash Provided By Investing Activities of Discontinued Operations. Represents the net cash provided by our Discontinued Operations related to investing activities. In the first three months of 2014, the cash provided by discontinued investing activities of $1.0 million is comprised of net cash proceeds received in 2014 related to the sale of Custom Envelope.

Net Cash Provided By Financing Activities. Net cash provided by financing activities of continuing operations was $11.6 million in the first three months of 2015, primarily due to net borrowings of $30.2 million under our ABL Facility, partially offset by: (i) the extinguishment of $15.8 million of our 11.5% Notes; (ii) various repayments on other long-term debt totaling $1.5 million; and (iii) the payment of $1.2 million of financing-related costs and expenses.

Net cash provided by financing activities of continuing operations was $15.1 million in the first three months of 2014, primarily due to net borrowings of $20.8 million under our ABL Facility, partially offset by: (i) various repayments on long-term debt totaling $3.1 million; and (ii) the payment of $2.3 million of financing-related costs and expenses.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of March 28, 2015, an increase of $16.4 million from December 27, 2014. This increase was primarily due to net borrowings of $30.2 million under our ABL Facility during the first quarter of 2015, partially offset by the repayment of $15.8 million of our 11.5% Notes. As of March 28, 2015, approximately 86% of our debt outstanding was subject to fixed interest rates. As of May 5, 2015, we had approximately $50.0 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations as business needs and market conditions warrant.

Note Repurchases

We may from time to time seek to purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

During the first quarter of 2015, we extinguished $15.8 million of our 11.5% Notes, and an additional $6.8 million of our 11.5% Notes to date during the second quarter of 2015.

Letters of Credit

As of March 28, 2015, we had outstanding letters of credit of approximately $19.2 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

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

As of March 28, 2015, we were in compliance with all covenants under our long-term debt.
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

As of March 28, 2015, we had variable rate debt outstanding of $178.7 million. A change of 1% to the current London Interbank Offered Rate, which we refer to as LIBOR, would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three months ended March 28, 2015, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $1.5 million and an increase in operating income of less than $0.1 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of March 28, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 28, 2015, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended March 28, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk factors" in our Annual Report on Form 10-K for the year ended December 27, 2014, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1
Amendment No. 3, dated as of January 30, 2015, to Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto--incorporated by reference to Exhibit 10.20 to registrant's Annual Report on Form 10-K for the year ended December 27, 2014, filed on February 18, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on May 6, 2015.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)