Form 10-Q
period 2015-06-27
CENVEO, INC
filed 2015-07-30
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2015, the registrant had 67,873,560 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE
As previously disclosed, on July 21, 2015, Cenveo, Inc. (the "Company") dismissed Grant Thornton LLP ("GT") as the Company’s registered public accounting firm, effective immediately, due to GT’s determination that it was not independent of the Company with respect to the first two quarters of 2015, and not for any reason related to the Company’s financial reporting or accounting operations, policies or practices. GT concluded that it was not independent solely as a result of inadvertent "scope creep" by an employee of GT in its work for the Company regarding a non-material tax matter. In particular, the GT employee appeared on behalf of the Company at an administrative hearing on the matter, took action on the matter without required authorization from the Company and otherwise acted in excess of actual authorization, thus impairing GT’s independence.
The decision to dismiss GT was approved by the Company’s Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee determined that GT was not independent of the Company with respect to the first two quarters of 2015, but only after the filing of the Company’s 2014 Form 10-K, which remains unaffected by the subsequent independence violation.
The Audit Committee has commenced the process of selecting a new independent accounting firm. The Company expects that the new firm will be engaged to complete a re-review of the first quarter of 2015.  The Company will devote all necessary resources to facilitate the new firm’s completion of its work on an expedited basis.  There can be no assurance that the new firm will reach the same conclusions as GT regarding the application of accounting standards, management estimates or other factors affecting the Company’s financial statements.
GT has confirmed that its impaired independence is unrelated to the Company’s financial statements, its accounting practices, the integrity of the Company’s management or for any other matter relating to the Company. As a result of GT’s impaired independence, the unaudited interim financial information as presented in the Company’s First Quarter Form 10-Q (the "Q1 10-Q") has not been reviewed by an outside independent registered public accounting firm as required by the rules of the Securities and Exchange Commission ("SEC"). As a result, the Q1 10-Q is considered deficient and the Company continues not to be timely or current in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
While the Q1 10-Q does not comply with the requirements of Regulation S-X and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s Audit Committee and management believe that the interim financial information presented in the Q1 10-Q fairly presents in all material respects the financial condition and results of operations of the Company as of the end of and for the applicable quarter. Except for the absence of this review of the unaudited interim financial information discussed above, the Company believes that the Q1 10-Q fully complies with the requirements of the Exchange Act.
As with the Q1 10-Q as described above, the unaudited interim financial information presented in this Form 10-Q has not been reviewed by an outside independent registered public accounting firm as required by SEC rules.
While this Form 10-Q, like the Q1 10-Q, does not comply with the requirements of Regulation S-X, the Company’s Audit Committee and management believe that the interim financial information presented in this Form 10-Q fairly presents in all material respects the financial position of the Company as of June 27, 2015, and the results of operations for the three and six months ended June 27, 2015, and June 28, 2014, and cash flows for the six months ended June 27, 2015, and June 28, 2014. Except for the absence, for the reasons discussed above, of a review by an independent registered public accounting firm of the second quarter unaudited interim financial information, the Company believes that this Form 10-Q fully complies with the requirements of the Exchange Act.
The Chief Executive Officer and Chief Financial Officer of the Company believe, to the best of their knowledge, that the unaudited interim financial information presented in the Q1 10-Q and this Form 10-Q accurately portrays the financial condition of the Company for the applicable quarters. To that end, they provided the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 ("SOX"). The SOX Section 906 certification by the officers, however was withdrawn from the Q1 10-Q and has been omitted from this Form 10-Q only as a result of GT’s independence violation as described above. The unaudited interim financial information presented in the Q1 10-Q was not, and the information presented in this Form 10-Q has not been, reviewed by an independent registered public accountant under Public Company Accounting Oversight Board ("PCAOB") AU 722, Interim Financial Information ("PCAOB AU 722"). The Company believes that the Q1 10-Q and this Form 10-Q otherwise meet all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the applicable certifications. Before the Company’s officers can make a SOX Section 906 certification, the Company’s new independent accounting firm must complete its reviews of the unaudited interim financial information presented in the Q1 10-Q and this Form 10-Q under PCAOB AU 722, as required by SEC rules. Once that firm completes its PCAOB AU 722 reviews of this unaudited interim financial information for the first two quarters of 2015, the Company will file amendments to such filings with the SOX Section 906 certifications as soon as practicable.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 27, 2015

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	June 27, 2015	December 27, 2014
	(unaudited and unreviewed)
Assets
Current assets:
Cash and cash equivalents	$12,197	$14,593
Accounts receivable, net	259,861	281,898
Inventories	142,657	137,010
Prepaid and other current assets	47,256	50,406
Assets of discontinued operations - current	37	8
Total current assets	462,008	483,915

Property, plant and equipment, net	270,942	282,408
Goodwill	185,552	185,849
Other intangible assets, net	152,852	157,704
Other assets, net	45,599	48,015
Total assets	$1,116,953	$1,157,891
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$4,466	$4,355
Accounts payable	206,732	232,184
Accrued compensation and related liabilities	31,267	37,125
Other current liabilities	78,420	87,221
Liabilities of discontinued operations - current	104	70
Total current liabilities	320,989	360,955

Long-term debt	1,247,783	1,229,984
Other liabilities	189,267	199,627
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	679	677
Paid-in capital	370,454	370,228
Retained deficit	(915,467)	(905,383)
Accumulated other comprehensive loss	(96,752)	(98,197)
Total shareholders’ deficit	(641,086)	(632,675)
Total liabilities and shareholders’ deficit	$1,116,953	$1,157,891

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data) (unaudited and unreviewed)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales	$460,857	$479,410	$935,962	$969,529
Cost of sales	384,105	399,436	781,993	814,593
Selling, general and administrative expenses	49,037	55,840	101,298	111,334
Amortization of intangible assets	2,446	3,449	4,853	6,898
Restructuring and other charges	2,040	7,338	6,394	13,285
Operating income	23,229	13,347	41,424	23,419
Interest expense, net	25,278	26,666	50,970	54,576
Loss on early extinguishment of debt, net	126	26,480	559	26,498
Other expense (income), net	347	212	130	(297)
Loss from continuing operations before income taxes	(2,522)	(40,011)	(10,235)	(57,358)
Income tax benefit	(103)	(710)	(169)	(1,270)
Loss from continuing operations	(2,419)	(39,301)	(10,066)	(56,088)
Income (loss) from discontinued operations, net of taxes	14	664	(18)	1,617
Net loss	(2,405)	(38,637)	(10,084)	(54,471)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	1,342	480	2,684	960
Currency translation adjustment	91	645	(1,239)	733
Comprehensive loss	$(972)	$(37,512)	$(8,639)	$(52,778)

(Loss) income per share – basic:
Continuing operations	$(0.04)	$(0.59)	$(0.15)	$(0.84)
Discontinued operations	—	0.01	—	0.02
Net loss	$(0.04)	$(0.58)	$(0.15)	$(0.82)

(Loss) income per share – diluted:
Continuing operations	$(0.04)	$(0.59)	$(0.15)	$(0.84)
Discontinued operations	—	0.01	—	0.02
Net loss	$(0.04)	$(0.58)	$(0.15)	$(0.82)

Weighted average shares outstanding:
Basic	67,831	66,496	67,789	66,416
Diluted	67,831	66,496	67,789	66,416

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited and unreviewed)

	For the Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(10,084)	$(54,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of discontinued operations, net of taxes	—	(1,559)
Loss (income) from discontinued operations, net of taxes	18	(58)
Depreciation and amortization, excluding non-cash interest expense	29,456	32,860
Non-cash interest expense, net	4,990	5,006
Deferred income taxes	(622)	(1,121)
(Gain) loss on sale of assets	(299)	4
Non-cash restructuring and other charges, net	2,800	4,821
Loss on early extinguishment of debt, net	559	26,498
Stock-based compensation provision	444	1,672
Other non-cash charges	2,912	2,346
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	19,695	2,483
Inventories	(7,026)	(530)
Accounts payable and accrued compensation and related liabilities	(31,355)	(8,369)
Other working capital changes	(9,228)	(22,252)
Other, net	(3,865)	(12,757)
Net cash used in operating activities of continuing operations	(1,605)	(25,427)
Net cash used in operating activities of discontinued operations	(24)	(1,687)
Net cash used in operating activities	(1,629)	(27,114)
Cash flows from investing activities:
Capital expenditures	(13,703)	(16,777)
Purchase of investment	—	(2,000)
Proceeds from sale of property, plant and equipment	1,429	320
Net cash used in investing activities of continuing operations	(12,274)	(18,457)
Net cash provided by investing activities of discontinued operations	—	2,196
Net cash used in investing activities	(12,274)	(16,261)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000
Payment of financing-related costs and expenses and debt issuance discounts	(1,210)	(35,017)
Repayments of other long-term debt	(2,582)	(2,967)
Repayment of 11.5% senior notes due 2017	(22,720)	—
Purchase and retirement of common stock upon vesting of RSUs	(218)	(562)
Proceeds from exercise of stock options	2	—
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)
Repayment of Term Loan Facility due 2017	—	(329,100)
Repayment of 8.875% senior second lien notes due 2018	—	(400,000)
Borrowings under ABL Facility due 2017	265,900	287,900
Repayments under ABL Facility due 2017	(227,000)	(258,900)
Net cash provided by financing activities	12,172	41,354
Effect of exchange rate changes on cash and cash equivalents	(665)	20
Net decrease in cash and cash equivalents	(2,396)	(2,001)
Cash and cash equivalents at beginning of period	14,593	11,329
Cash and cash equivalents at end of period	$12,197	$9,328
See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited and unreviewed condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of June 27, 2015, and the results of operations for the three and six months ended June 27, 2015, and June 28, 2014, and cash flows for the six months ended June 27, 2015, and June 28, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six months ended June 27, 2015, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 27, 2014 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC. The reporting periods for the three and six months ended June 27, 2015, and June 28, 2014, each consisted of 13 weeks and 26 weeks, respectively.

The unaudited interim financial information presented in this Form 10-Q has not been reviewed by an outside independent registered public accounting firm as required by SEC rules. See the Explanatory Note to this Form 10-Q for a further description.  While this Form 10-Q does not comply with the requirements of Regulation S-X, the Company’s Audit Committee and management believe that the interim financial information presented in this Form 10-Q fairly presents in all material respects the financial position of the Company as of June 27, 2015, and the results of operations for the three and six months ended June 27, 2015, and June 28, 2014, and cash flows for the six months ended June 27, 2015, and June 28, 2014. Except for the absence of such review and the omission of the certification under Section 906 of the Sarbanes-Oxley Act of 2002 ("SOX"), for the reasons discussed in greater detail in the Explanatory Note, the Company believes that this Form 10-Q fully complies with the requirements of the Exchange Act. Once the Company’s new independent accounting firm completes its reviews of the unaudited interim financial information presented in the first quarter Form 10-Q ("Q1 10-Q") and this Form 10-Q under Public Company Accounting Oversight Board ("PCAOB") AU 722, as required by SEC rules, the Company will file amendments to such filings as soon as practicable.

New Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU were effective in the first quarter of 2015. The Company's adoption of ASU 2014-08 did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized.  The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption.  The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendment to the Consolidation Analysis." This revised standard improves targeted areas of the consolidation guidance and reduces the number of consolidation models. This update is effective for annual and interim periods in fiscal years beginning after December 15, 2015, with early adoption permitted. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of June 27, 2015, the Company had $19.4 million of debt issuance costs that would be reclassified from a long-term asset to a reduction in the carrying amount of its debt.

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

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s statements of operations and were less than $0.1 million and $1.1 million for the three months ended June 27, 2015, and June 28, 2014, respectively, and $0.3 million and $3.1 million for the six months ended June 27, 2015, and June 28, 2014, respectively.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of June 27, 2015, and December 27, 2014 (in thousands):

	June 27, 2015	December 27, 2014
Prepaid and other current assets	$37	$8
Assets of discontinued operations - current	37	8
Accrued compensation and related liabilities	104	70
Liabilities of discontinued operations - current	104	70
Net assets	$(67)	$(62)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Income (loss) from discontinued operations before income taxes	$3	$(82)	$(29)	$94
Income tax (benefit) expense on discontinued operations	(11)	(32)	(11)	36
Gain on sale of discontinued operations (1)	—	714	—	1,559
Income (loss) from discontinued operations, net of taxes	$14	$664	$(18)	$1,617
Income (loss) per share - basic	$—	$0.01	$—	$0.02
Income (loss) per share - diluted	$—	$0.01	$—	$0.02
 __________________________

(1)	The gain on the sale of discontinued operations is shown net of taxes of $0.5 million for the three months ended June 28, 2014 and $1.0 million for the six months ended June 28, 2014.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	June 27, 2015	December 27, 2014
Raw materials	$47,368	$45,341
Work in process	18,562	19,649
Finished goods	76,727	72,020
	$142,657	$137,010

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	June 27, 2015	December 27, 2014
Land and land improvements	$13,982	$13,982
Buildings and building improvements	103,029	101,407
Machinery and equipment	618,312	623,619
Furniture and fixtures	9,580	10,086
Construction in progress	17,565	13,154
	762,468	762,248
Accumulated depreciation	(491,526)	(479,840)
	$270,942	$282,408

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of June 27, 2015, by reportable segment are as follows (in thousands):

	Envelope	Print	Label and Packaging	Total
Balance as of December 27, 2014	$23,433	$45,432	$116,984	$185,849
Foreign currency translation	—	(6)	(291)	(297)
Balance as of June 27, 2015	$23,433	$45,426	$116,693	$185,552

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		June 27, 2015				December 27, 2014
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	8	$144,663	$(27,234)	$(66,510)	$50,919	$144,732	$(27,234)	$(62,202)	$55,296
Trademarks and trade names	21	77,749	(55,367)	(9,728)	12,654	77,750	(55,367)	(9,383)	13,000
Leasehold interest	18	4,430	—	(404)	4,026	4,430	—	(291)	4,139
Patents	11	3,528	—	(3,175)	353	3,528	—	(3,159)	369
Subtotal	11	230,370	(82,601)	(79,817)	67,952	230,440	(82,601)	(75,035)	72,804

Intangible assets with indefinite lives:
Trademarks		84,900	—	—	84,900	84,900	—	—	84,900
Total		$315,270	$(82,601)	$(79,817)	$152,852	$315,340	$(82,601)	$(75,035)	$157,704

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2015	$4,801
2016	7,879
2017	7,438
2018	7,156
2019	6,949
2020	6,763
Thereafter	26,966
Total	$67,952

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and six months ended June 27, 2015, and June 28, 2014.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	June 27, 2015	December 27, 2014
ABL Facility due 2017	$173,600	$134,700
8.500% junior priority secured notes due 2022 ($248.0 million outstanding principal amount as of June 27, 2015, and December 27, 2014)	245,505	245,384
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of June 27, 2015, and December 27, 2014)	535,063	534,552
11.5% senior notes due 2017 ($199.7 million and $222.3 million outstanding principal amount as of June 27, 2015, and December 27, 2014, respectively)	196,493	218,011
7% senior exchangeable notes due 2017	83,250	83,250
Other debt including capital leases	18,338	18,442
	1,252,249	1,234,339
Less current maturities	(4,466)	(4,355)
Long-term debt	$1,247,783	$1,229,984

The estimated fair value of the Company’s long-term debt was approximately $1.2 billion and $1.1 billion as of June 27, 2015, and December 27, 2014, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for each debt instrument.

As of June 27, 2015, the Company was in compliance with all covenants under its long-term debt.

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

Extinguishments

In the second quarter of 2015, the Company recorded a loss on early extinguishment of debt of $0.1 million related to the repurchase of $6.8 million of its 11.5% senior notes due 2017 (the "11.5% Notes").

During the six months ended June 27, 2015, the Company recorded a loss on early extinguishment of debt of $0.6 million related to the repurchase of $22.6 million of its 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, $0.2 million related to the write-off of original issuance discount, and $0.2 million related to a premium paid over the principal amount upon repurchase.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the second quarter of 2014, the Company extinguished its $360 million secured term loan facility (the "Term Loan Facility") and its 8.875% senior second lien notes due 2018 (the "8.875% Notes"). In connection with this extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $9.0 million, of which $5.8 million related to the write-off of unamortized debt issuance costs, and $3.2 million related to the write-off of original issuance discount. Additionally, in connection with the issuance of $540.0 million aggregate principal amount of 6.000% senior priority secured notes due 2019 (the "6.000% Notes") and $250.0 million aggregate principal amount of 8.500% junior priority secured notes due 2022 (the "8.500% Notes") in the second quarter of 2014, the Company expensed debt issuance costs of $16.5 million, of which $1.6 million related to fees paid to third parties. The Company also used cash on hand of $9.4 million to repay in full the remaining principal balance on the unsecured $50.0 million aggregate principal amount term loan due 2017 (the "Unsecured Term Loan"). In connection with the extinguishment of the Unsecured Term Loan, the Company recorded a loss on early extinguishment of debt of approximately $1.0 million, of which $0.6 million related to the write-off of unamortized debt issuance costs, and $0.4 million related to the write-off of original issuance discount.

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

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of June 27, 2015. On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of December 27, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of June 27, 2015, and December 27, 2014, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic expense (benefit) for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Service cost	$—	$—	$1	$1
Interest cost	3,524	3,707	7,048	7,413
Expected return on plan assets	(5,226)	(5,206)	(10,452)	(10,412)
Net amortization and deferral	—	—	—	—
Recognized net actuarial loss	2,156	794	4,312	1,587
Net periodic expense (benefit)	$454	$(705)	$909	$(1,411)

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended June 27, 2015, and June 28, 2014 and $0.4 million in each of the six month periods ended June 27, 2015, and June 28, 2014.

For the six months ended June 27, 2015, the Company made total contributions of $3.4 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $3.4 million to its pension, SERP and OPEB plans for the remainder of 2015.

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.3 million and $0.8 million for the three months ended June 27, 2015, and June 28, 2014, respectively, and $0.4 million and $1.7 million for the six months ended June 27, 2015, and June 28, 2014, respectively.

As of June 27, 2015, there was approximately $3.9 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.2 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the six months ended June 27, 2015, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2014	1,670,500	$5.18	1.4	$29
Granted	685,500	2.38
Exercised	—	—		$—
Forfeited/expired	(159,125)	4.68
Outstanding at June 27, 2015	2,196,875	$4.32	2.5	$17
Exercisable at June 27, 2015	1,434,125	$5.37	0.8	$9
The weighted average grant date fair value of stock options granted during the six months ended June 27, 2015, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes model with the weighted average assumptions as follows:

June 27, 2015
Weighted average fair value of option grants during the year	$0.86
Assumptions:
Expected option life in years	4.25
Risk-free interest rate	1.24%
Expected volatility	43.0%
Expected dividend yield	0.0%

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
There were no stock options granted during the six months ended June 28, 2014.
RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the six months ended June 27, 2015, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	512,861	$3.22
Granted	695,944	2.38
Vested	(326,861)	3.92
Forfeited	(6,250)	2.21
Unvested at June 27, 2015	875,694	$2.30

On May 20, 2015, 582,500 RSUs were issued to certain employees of the Company, which vest ratably over four years. Additionally, 113,444 RSUs were issued to certain members of the Company's Board of Directors, which vest one year from the date of issuance. The fair value of these awards was determined based on the Company's stock price on the dates of issuance.
The total fair value of RSUs which vested during the three and six months ended June 27, 2015, was $0.4 million and $0.7 million, respectively.

PSUs

A summary of the Company's non-vested performance share units ("PSUs") as of and for the six months ended June 27, 2015 is as follows:

	PSUs	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	—	$—
Granted	590,000	2.38
Vested	—	—
Forfeited	—	—
Unvested at June 27, 2015	590,000	$2.38
On May 20, 2015, 590,000 PSUs were granted to certain employees, with each award representing the right to receive one share of the Company's common stock upon the achievement of certain established performance targets and service conditions. The performance period for the awards is December 28, 2014 through January 2, 2016. Distributions under these awards are payable on the one year anniversary of the grant date provided the grantee's employment has not ceased prior to such date.
The fair value of these awards was determined based on the Company's stock price on the grant date. These awards are subject to forfeiture upon termination of employment prior to vesting.

Total stock-based compensation expense related to PSUs recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.1 million for the three and six months ended June 27, 2015, respectively. There were no PSUs granted in fiscal year 2014.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. Restructuring and Other Charges

The Company currently has two active cost savings, restructuring and integration plans, related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities (the "2015 Plan" and the "2014 Plan").
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

Acquisition Integration Plans

Upon the completion of the acquisition of certain assets of National, the Company developed and began implementing a plan related to the integration of certain assets of National into existing envelope operations (the "National Plan"). The Company completed the National Plan in 2015, which included the closure and consolidation of nine manufacturing facilities into existing envelope operations and two new facilities.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2015 Activity

Restructuring and other charges for the three months ended June 27, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$86	$—	$—	$—	$—	$—	$86
Residual Plans	—	—	—	—	42	17	59
Acquisition Integration Plans	6	—	20	11	—	163	200
Total Envelope	92	—	20	11	42	180	345
Print
2015 Plan	152	—	—	—	—	—	152
2014 Plan	(9)	—	22	—	—	379	392
Residual Plans	—	65	—	33	156	32	286
Total Print	143	65	22	33	156	411	830
Label and Packaging
2015 Plan	90	—	17	—	—	28	135
2014 Plan	(12)	—	—	—	—	—	(12)
Total Label and Packaging	78	—	17	—	—	28	123
Corporate
2015 Plan	718	—	—	—	—	24	742
Total Corporate	718	—	—	—	—	24	742
Total Restructuring and Other Charges	$1,031	$65	$59	$44	$198	$643	$2,040

Restructuring and other charges for the six months ended June 27, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$86	$—	$—	$—	$—	$—	$86
2014 Plan	270	—	—	—	—	—	270
Residual Plans	—	—	—	(22)	82	57	117
Acquisition Integration Plans	45	1,895	28	286	—	410	2,664
Total Envelope	401	1,895	28	264	82	467	3,137
Print
2015 Plan	212	—	—	—	—	—	212
2014 Plan	116	116	35	—	—	942	1,209
Residual Plans	(54)	65	—	91	288	56	446
Total Print	274	181	35	91	288	998	1,867
Label and Packaging
2015 Plan	240	—	17	—	—	28	285
2014 Plan	261	—	—	—	—	—	261
Total Label and Packaging	501	—	17	—	—	28	546
Corporate
2015 Plan	806	—	—	—	—	24	830
Residual Plans	—	—	—	—	—	14	14
Total Corporate	806	—	—	—	—	38	844
Total Restructuring and Other Charges	$1,982	$2,076	$80	$355	$370	$1,531	$6,394

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2014 Activity

Restructuring and other charges for the three months ended June 28, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$81	$—	$—	$—	$—	$—	$81
Residual Plans	—	—	—	—	34	39	73
Acquisition Integration Plans	1,632	1,613	982	214	—	1,023	5,464
Total Envelope	1,713	1,613	982	214	34	1,062	5,618
Print
2014 Plan	145	—	—	—	—	101	246
Residual Plans	(89)	(19)	(1)	215	122	124	352
Total Print	56	(19)	(1)	215	122	225	598
Label and Packaging
2014 Plan	321	—	—	—	—	—	321
Residual Plans	1	—	—	14	—	—	15
Total Label and Packaging	322	—	—	14	—	—	336
Corporate
2014 Plan	769	—	—	—	—	17	786
Total Corporate	769	—	—	—	—	17	786
Total Restructuring and Other Charges	$2,860	$1,594	$981	$443	$156	$1,304	$7,338

Restructuring and other charges for the six months ended June 28, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$81	$—	$—	$—	$—	$—	$81
Residual Plans	(1)	—	—	(198)	66	55	(78)
Acquisition Integration Plans	1,725	2,214	1,618	1,604	—	1,471	8,632
Total Envelope	1,805	2,214	1,618	1,406	66	1,526	8,635
Print
2014 Plan	152	—	—	—	—	101	253
Residual Plans	299	(41)	—	292	838	963	2,351
Total Print	451	(41)	—	292	838	1,064	2,604
Label and Packaging
2014 Plan	572	—	—	—	—	—	572
Residual Plans	27	—	—	28	—	—	55
Total Label and Packaging	599	—	—	28	—	—	627
Corporate
2014 Plan	1,373	—	—	—	—	46	1,419
Total Corporate	1,373	—	—	—	—	46	1,419
Total Restructuring and Other Charges	$4,228	$2,173	$1,618	$1,726	$904	$2,636	$13,285

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2015 Plan
Balance as of December 27, 2014	$—	$—	$—	$—	$—
Accruals, net	1,344	—	—	69	1,413
Payments	(794)	—	—	(69)	(863)
Balance as of June 27, 2015	$550	$—	$—	$—	$550

2014 Plan
Balance as of December 27, 2014	$1,506	$—	$—	$—	$1,506
Accruals, net	647	—	—	977	1,624
Payments	(1,878)	—	—	(977)	(2,855)
Balance as of June 27, 2015	$275	$—	$—	$—	$275

Residual Plans
Balance as of December 27, 2014	$54	$677	$18,700	$—	$19,431
Accruals, net	(54)	69	370	127	512
Payments	—	(231)	(1,699)	(127)	(2,057)
Balance as of June 27, 2015	$—	$515	$17,371	$—	$17,886

Acquisition Integration Plans
Balance as of December 27, 2014	$77	$1,136	$—	$—	$1,213
Accruals, net	45	286	—	438	769
Payments	(110)	(818)	—	(438)	(1,366)
Balance as of June 27, 2015	$12	$604	$—	$—	$616

Total Restructuring Liability	$837	$1,119	$17,371	$—	$19,327

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 27, 2014	$(2,905)	$(95,292)	$(98,197)
Other comprehensive loss before reclassifications	(1,239)	—	(1,239)
Amounts reclassified from AOCI	—	2,684	2,684
Other comprehensive (loss) income	(1,239)	2,684	1,445
Balance as of June 27, 2015	$(4,144)	$(92,608)	$(96,752)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Changes in pension and other employee benefit accounts:
Net actuarial losses	$2,156	$794	$4,312	$1,587	Selling, general and administrative expenses
	2,156	794	4,312	1,587	Total before tax
Taxes	(814)	(314)	(1,628)	(627)	Income tax benefit
Total reclassifications for the period	$1,342	$480	$2,684	$960	Net of tax

14.  Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options, RSUs and, PSUs (collectively with the stock options and RSUs, the "Equity Awards") to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the senior exchangeable notes due 2017 (the "7% Notes") being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the six months ended June 27, 2015, and June 28, 2014, the effect of approximately 20.1 million and 21.0 million shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of the Equity Awards, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended June 27, 2015, and June 28, 2014 (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Numerator for basic and diluted (loss) income per share:
Loss from continuing operations	$(2,419)	$(39,301)	$(10,066)	$(56,088)
Income (loss) from discontinued operations, net of taxes	14	664	(18)	1,617
Net loss	$(2,405)	$(38,637)	$(10,084)	$(54,471)
Denominator for weighted average common shares outstanding:
Basic shares	67,831	66,496	67,789	66,416
Dilutive effect of 7% Notes	—	—	—	—
Dilutive effect of Equity Awards	—	—	—	—
Diluted shares	67,831	66,496	67,789	66,416

(Loss) income per share – basic:
Continuing operations	$(0.04)	$(0.59)	$(0.15)	$(0.84)
Discontinued operations	—	0.01	—	0.02
Net loss	$(0.04)	$(0.58)	$(0.15)	$(0.82)

(Loss) income per share – diluted:
Continuing operations	$(0.04)	$(0.59)	$(0.15)	$(0.84)
Discontinued operations	—	0.01	—	0.02
Net loss	$(0.04)	$(0.58)	$(0.15)	$(0.82)

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

The following tables present certain segment information (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net sales:
Envelope	$218,139	$229,593	$445,549	$471,264
Print	121,518	124,986	249,684	253,383
Label and Packaging	121,200	124,831	240,729	244,882
Total	$460,857	$479,410	$935,962	$969,529
Operating income (loss):
Envelope	$16,711	$9,332	$31,551	$19,138
Print	3,755	4,741	6,128	5,981
Label and Packaging	11,956	11,048	21,361	21,241
Corporate	(9,193)	(11,774)	(17,616)	(22,941)
Total	$23,229	$13,347	$41,424	$23,419
Restructuring and other charges:
Envelope	$345	$5,618	$3,137	$8,635
Print	830	598	1,867	2,604
Label and Packaging	123	336	546	627
Corporate	742	786	844	1,419
Total	$2,040	$7,338	$6,394	$13,285
Depreciation and intangible asset amortization:
Envelope	$4,930	$5,134	$9,833	$10,288
Print	4,391	6,052	8,843	11,752
Label and Packaging	4,682	4,413	9,045	8,290
Corporate	765	1,200	1,735	2,530
Total	$14,768	$16,799	$29,456	$32,860
Net sales by product line:
Envelope	$218,139	$229,593	$445,549	$471,264
Print	121,518	124,986	249,684	253,383
Label	80,675	82,475	160,842	161,161
Packaging	40,525	42,356	79,887	83,721
Total	$460,857	$479,410	$935,962	$969,529
Intercompany sales:
Envelope	$1,331	$1,227	$3,143	$2,759
Print	4,139	6,525	8,003	7,712
Label and Packaging	2,374	1,946	4,713	4,123
Total	$7,844	$9,698	$15,859	$14,594

	June 27, 2015	December 27, 2014
Total assets:
Envelope	$429,186	$449,819
Print	278,700	291,892
Label and Packaging	355,212	355,325
Corporate	53,855	60,855
Total	$1,116,953	$1,157,891

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Related Party Transactions

Horizon Paper Co., Inc. (“Horizon”), whose Chairman is a member of the Company’s Board of Directors, has supplied raw materials to the Company. For the three and six months ended June 27, 2015, purchases of raw materials from Horizon made by the Company totaled less than $0.1 million and $0.2 million, respectively. There were no transactions between Horizon and the Company during the three and six months ended June 28, 2014. As of June 27, 2015 and December 27, 2014, the balance due to Horizon was less than $0.1 million. Balances due to Horizon are generally settled in cash within 75 days of each transaction.
17. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 6.000% Notes, the 8.500% Notes, the 7.875% senior subordinated notes due 2013 (the "7.875% Notes"), the 8.875% Notes, the 7% Notes, and the 11.5% Notes (collectively with the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, and the 7% Notes, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly owned North American subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of June 27, 2015, and December 27, 2014, and for the three and six months ended June 27, 2015, and June 28, 2014.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET June 27, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,875	$653	$4,669	$—	$12,197
Accounts receivable, net	—	111,945	145,767	2,149	—	259,861
Inventories	—	75,531	65,795	1,331	—	142,657
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	39,758	5,061	2,437	—	47,256
Assets of discontinued operations - current	—	—	37	—	—	37
Total current assets	—	271,047	220,558	10,586	(40,183)	462,008

Investment in subsidiaries	(641,086)	1,986,007	4,234	7,829	(1,356,984)	—
Property, plant and equipment, net	—	117,103	153,276	563	—	270,942
Goodwill	—	25,540	154,827	5,185	—	185,552
Other intangible assets, net	—	9,774	142,424	654	—	152,852
Other assets, net	—	40,483	4,632	484	—	45,599
Total assets	$(641,086)	$2,449,954	$679,951	$25,301	$(1,397,167)	$1,116,953

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$1,466	$—	$—	$4,466
Accounts payable	—	119,952	86,389	391	—	206,732
Accrued compensation and related liabilities	—	24,804	5,834	629	—	31,267
Other current liabilities	—	61,686	15,915	819	—	78,420
Liabilities of discontinued operations - current	—	—	104	—	—	104
Intercompany payable (receivable)	—	1,486,799	(1,496,281)	9,482	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,696,241	(1,349,635)	14,566	(40,183)	320,989

Long-term debt	—	1,243,911	3,872	—	—	1,247,783
Other liabilities	—	150,888	39,707	(1,328)	—	189,267
Shareholders’ (deficit) equity	(641,086)	(641,086)	1,986,007	12,063	(1,356,984)	(641,086)
Total liabilities and shareholders’ (deficit) equity	$(641,086)	$2,449,954	$679,951	$25,301	$(1,397,167)	$1,116,953

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended June 27, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$211,534	$247,863	$1,460	$—	$460,857
Cost of sales	—	183,257	200,050	798	—	384,105
Selling, general and administrative expenses	—	27,969	20,585	483	—	49,037
Amortization of intangible assets	—	152	2,177	117	—	2,446
Restructuring and other charges	—	1,520	520	—	—	2,040
Operating (loss) income	—	(1,364)	24,531	62	—	23,229
Interest expense, net	—	25,195	83	—	—	25,278
Intercompany interest (income) expense	—	(277)	277	—	—	—
Loss on early extinguishment of debt, net	—	126	—	—	—	126
Other expense (income), net	—	499	(43)	(109)	—	347
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(26,907)	24,214	171	—	(2,522)
Income tax (benefit) expense	—	(344)	135	106	—	(103)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(26,563)	24,079	65	—	(2,419)
Equity in (loss) income of subsidiaries	(2,405)	24,158	65	—	(21,818)	—
(Loss) income from continuing operations	(2,405)	(2,405)	24,144	65	(21,818)	(2,419)
Income from discontinued operations, net of taxes	—	—	14	—	—	14
Net (loss) income	(2,405)	(2,405)	24,158	65	(21,818)	(2,405)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,433	91	(371)	—	(1,153)	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,342	—	—	—	1,342
Currency translation adjustment	—	—	462	(371)	—	91
Comprehensive (loss) income	$(972)	$(972)	$24,249	$(306)	$(22,971)	$(972)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the six months ended June 27, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$435,386	$497,327	$3,249	$—	$935,962
Cost of sales	—	374,120	406,542	1,331	—	781,993
Selling, general and administrative expenses	—	58,084	42,305	909	—	101,298
Amortization of intangible assets	—	304	4,321	228	—	4,853
Restructuring and other charges	—	4,967	1,427	—	—	6,394
Operating (loss) income	—	(2,089)	42,732	781	—	41,424
Interest expense, net	—	50,787	183	—	—	50,970
Intercompany interest (income) expense	—	(551)	551	—	—	—
Loss on early extinguishment of debt, net	—	559	—	—	—	559
Other expense (income), net	—	793	(582)	(81)	—	130
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(53,677)	42,580	862	—	(10,235)
Income tax (benefit) expense	—	(665)	278	218	—	(169)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(53,012)	42,302	644	—	(10,066)
Equity in (loss) income of subsidiaries	(10,084)	42,929	644	—	(33,489)	—
(Loss) income from continuing operations	(10,084)	(10,083)	42,946	644	(33,489)	(10,066)
Loss from discontinued operations, net of taxes	—	(1)	(17)	—	—	(18)
Net (loss) income	(10,084)	(10,084)	42,929	644	(33,489)	(10,084)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,445	(1,239)	(18)	—	(188)	—
Changes in pension and other employee benefit accounts, net of taxes	—	2,684	—	—	—	2,684
Currency translation adjustment	—	—	(1,221)	(18)	—	(1,239)
Comprehensive (loss) income	$(8,639)	$(8,639)	$41,690	$626	$(33,677)	$(8,639)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended June 27, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$444	$(53,058)	$48,789	$2,220	$—	$(1,605)
Net cash used in operating activities of discontinued operations	—	—	(24)	—	—	(24)
Net cash provided by (used in) operating activities	444	(53,058)	48,765	2,220	—	(1,629)
Cash flows from investing activities:
Capital expenditures	—	(9,922)	(3,781)	—	—	(13,703)
Proceeds from sale of property, plant and equipment	—	586	843	—	—	1,429
Net cash used in investing activities	—	(9,336)	(2,938)	—	—	(12,274)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(1,210)	—	—	—	(1,210)
Repayments of other long-term debt	—	(3,978)	1,396	—	—	(2,582)
Repayment of 11.5% senior notes due 2017	—	(22,720)	—	—	—	(22,720)
Purchase and retirement of common stock upon vesting of RSUs	(218)	—	—	—	—	(218)
Proceeds from exercise of stock options	2	—	—	—	—	2
Borrowings under ABL Facility due 2017	—	265,900	—	—	—	265,900
Repayments under ABL Facility due 2017	—	(227,000)	—	—	—	(227,000)
Intercompany advances	(228)	47,312	(46,862)	(222)	—	—
Net cash (used in) provided by financing activities	(444)	58,304	(45,466)	(222)	—	12,172
Effect of exchange rate changes on cash and cash equivalents	—	—	(552)	(113)	—	(665)
Net (decrease) increase in cash and cash equivalents	—	(4,090)	(191)	1,885	—	(2,396)
Cash and cash equivalents at beginning of period	—	10,965	844	2,784	—	14,593
Cash and cash equivalents at end of period	$—	$6,875	$653	$4,669	$—	$12,197

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$844	$2,784	$—	$14,593
Accounts receivable, net	—	128,599	149,528	3,771	—	281,898
Inventories	—	71,108	64,036	1,866	—	137,010
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	42,889	5,012	2,505	—	50,406
Assets of discontinued operations - current	—	—	8	—	—	8
Total current assets	—	290,499	222,673	10,926	(40,183)	483,915

Investment in subsidiaries	(632,675)	1,944,300	3,608	7,829	(1,323,062)	—
Property, plant and equipment, net	—	120,949	160,903	556	—	282,408
Goodwill	—	25,540	155,118	5,191	—	185,849
Other intangible assets, net	—	10,011	146,843	850	—	157,704
Other assets, net	—	42,242	5,289	484	—	48,015
Total assets	$(632,675)	$2,433,541	$694,434	$25,836	$(1,363,245)	$1,157,891

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$1,355	$—	$—	$4,355
Accounts payable	—	138,939	91,860	1,385	—	232,184
Accrued compensation and related liabilities	—	29,851	6,736	538	—	37,125
Other current liabilities	—	66,895	19,346	980	—	87,221
Liabilities of discontinued operations - current	—	—	70	—	—	70
Intercompany payable (receivable)	—	1,439,715	(1,449,419)	9,704	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,678,400	(1,293,114)	15,852	(40,183)	360,955

Long-term debt	—	1,227,397	2,587	—	—	1,229,984
Other liabilities	—	160,419	40,661	(1,453)	—	199,627
Shareholders’ (deficit) equity	(632,675)	(632,675)	1,944,300	11,437	(1,323,062)	(632,675)
Total liabilities and shareholders’ (deficit) equity	$(632,675)	$2,433,541	$694,434	$25,836	$(1,363,245)	$1,157,891

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

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$468,692	$494,554	$6,283	$—	$969,529
Cost of sales	—	404,806	405,330	4,457	—	814,593
Selling, general and administrative expenses	—	67,506	43,151	677	—	111,334
Amortization of intangible assets	—	370	6,262	266	—	6,898
Restructuring and other charges	—	10,448	2,837	—	—	13,285
Operating (loss) income	—	(14,438)	36,974	883	—	23,419
Interest expense, net	—	54,342	234	—	—	54,576
Intercompany interest (income) expense	—	(486)	486	—	—	—
Loss on early extinguishment of debt, net	—	26,498	—	—	—	26,498
Other expense (income), net	—	226	(544)	21	—	(297)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(95,018)	36,798	862	—	(57,358)
Income tax (benefit) expense	—	(988)	(489)	207	—	(1,270)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(94,030)	37,287	655	—	(56,088)
Equity in (loss) income of subsidiaries	(54,471)	39,378	655	—	14,438	—
(Loss) income from continuing operations	(54,471)	(54,652)	37,942	655	14,438	(56,088)
Income from discontinued operations, net of taxes	—	181	1,436	—	—	1,617
Net (loss) income	(54,471)	(54,471)	39,378	655	14,438	(54,471)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,693	733	582	—	(3,008)	—
Changes in pension and other employee benefit accounts, net of taxes	—	960	—	—	—	960
Currency translation adjustment	—	—	151	582	—	733
Comprehensive (loss) income	$(52,778)	$(52,778)	$40,111	$1,237	$11,430	$(52,778)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended June 28, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,672	$(79,382)	$54,411	$(2,128)	$—	$(25,427)
Net cash used in operating activities of discontinued operations	—	(730)	(957)	—	—	(1,687)
Net cash provided by (used in) operating activities	1,672	(80,112)	53,454	(2,128)	—	(27,114)
Cash flows from investing activities:
Capital expenditures	—	(8,424)	(8,306)	(47)	—	(16,777)
Purchase of investment	—	(2,000)	—	—	—	(2,000)
Proceeds from sale of property, plant and equipment	—	166	154	—	—	320
Net cash used in investing activities of continuing operations	—	(10,258)	(8,152)	(47)	—	(18,457)
Net cash provided by investing activities of discontinued operations	—	1,033	1,163	—	—	2,196
Net cash used in investing activities	—	(9,225)	(6,989)	(47)	—	(16,261)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000	—	—	—	540,000
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000	—	—	—	250,000
Payment of financing-related costs and expenses and debt issuance discounts	—	(35,017)	—	—	—	(35,017)
Repayments of other long-term debt	—	(1,500)	(1,467)	—	—	(2,967)
Purchase and retirement of common stock upon vesting of RSUs	(562)	—	—	—	—	(562)
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)	—	—	—	(10,000)
Repayment of Term Loan Facility due 2017	—	(329,100)	—	—	—	(329,100)
Repayment of 8.875% senior second lien notes due 2018	—	(400,000)	—	—	—	(400,000)
Borrowings under ABL Facility due 2017	—	287,900	—	—	—	287,900
Repayments under ABL Facility due 2017	—	(258,900)	—	—	—	(258,900)
Intercompany advances	(1,110)	43,802	(44,766)	2,074	—	—
Net cash (used in) provided by financing activities	(1,672)	87,185	(46,233)	2,074	—	41,354
Effect of exchange rate changes on cash and cash equivalents	—	—	4	16	—	20
Net increase (decrease) in cash and cash equivalents	—	(2,152)	236	(85)	—	(2,001)
Cash and cash equivalents at beginning of period	—	9,504	—	1,825	—	11,329
Cash and cash equivalents at end of period	$—	$7,352	$236	$1,740	$—	$9,328

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

18.  Subsequent Event
As previously disclosed, on July 21, 2015, the Company dismissed Grant Thornton LLP ("GT") as the Company’s registered public accounting firm, effective immediately, due to GT’s determination that it was not independent of the Company with respect to the first two quarters of 2015, and not for any reason related to the Company’s financial reporting or accounting operations, policies or practices. GT concluded that it was not independent solely as a result of inadvertent "scope creep" by an employee of GT in its work for the Company regarding a non-material tax matter. In particular, the GT employee appeared on behalf of the Company at an administrative hearing on the matter, took action on the matter without required authorization from the Company and otherwise acted in excess of actual authorization, thus impairing GT’s independence.
The decision to dismiss GT was approved by the Company’s Audit Committee of the Board of Directors (the "Audit Committee"). The Audit Committee determined that GT was not independent of the Company with respect to the first two quarters of 2015, but only after the filing of the Company’s 2014 Form 10-K, which remains unaffected by the subsequent independence violation.
The Audit Committee has commenced the process of selecting a new independent accounting firm. The Company expects that the new firm will be engaged to complete a re-review of the first quarter of 2015.  The Company will devote all necessary resources to facilitate the new firm’s completion of its work on an expedited basis.  There can be no assurance that the new firm will reach the same conclusions as GT regarding the application of accounting standards, management estimates or other factors affecting the Company’s financial statements.
GT has confirmed that its impaired independence is unrelated to the Company’s financial statements, its accounting practices, the integrity of the Company’s management or for any other matter relating to the Company. As a result of GT’s impaired independence, the unaudited interim financial information as presented in the Company’s Q1 10-Q has not been reviewed by an outside independent registered public accounting firm as required by the rules of the SEC. As a result, the Q1 10-Q is considered deficient and the Company continues not to be timely or current in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act").
While the Q1 10-Q does not comply with the requirements of Regulation S-X and should not be interpreted to be a substitute for the review that would normally occur by the Company’s independent registered public accounting firm, the Company’s Audit Committee and management believe that the interim financial information presented in the Q1 10-Q fairly presents in all material respects the financial condition and results of operations of the Company as of the end of and for the applicable quarter. Except for the absence of this review of the unaudited interim financial information discussed above, the Company believes that the Q1 10-Q fully complies with the requirements of the Exchange Act.
As with the Q1 10-Q as described above, the unaudited interim financial information presented in this Form 10-Q has not been reviewed by an outside independent registered public accounting firm as required by SEC rules.
While this Form 10-Q, like the Q1 10-Q, does not comply with the requirements of Regulation S-X, the Company’s Audit Committee and management believe that the interim financial information presented in this Form 10-Q fairly presents in all material respects the financial position of the Company as of June 27, 2015, and the results of operations for the three and six months ended June 27, 2015, and June 28, 2014, and cash flows for the six months ended June 27, 2015, and June 28, 2014. Except for the absence, for the reasons discussed above, of a review by an independent registered public accounting firm of the second quarter unaudited interim financial information, the Company believes that this Form 10-Q fully complies with the requirements of the Exchange Act.
The Chief Executive Officer and Chief Financial Officer of the Company believe, to the best of their knowledge, that the unaudited interim financial information presented in the Q1 10-Q and this Form 10-Q accurately portrays the financial condition of the Company for the applicable quarters. To that end, they provided the certifications under SOX Section 302. The SOX Section 906 certification by the officers, however was withdrawn from the Q1 10-Q and has been omitted from this Form 10-Q only as a result of GT’s independence violation as described above. The unaudited interim financial information presented in the Q1 10-Q was not, and the information presented in this Form 10-Q has not been, reviewed by an independent registered public accountant under PCAOB AU 722, Interim Financial Information ("PCAOB AU 722"). The Company believes that the Q1 10-Q and this Form 10-Q otherwise meet all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the applicable certifications. Before the Company’s officers can make a SOX Section 906 certification, the Company’s new independent accounting firm must complete its reviews of the unaudited interim financial information presented in the Q1 10-Q and this Form 10-Q under PCAOB AU 722, as required by SEC rules. Once that firm completes its PCAOB AU 722 reviews of this unaudited interim financial information for the first two quarters of 2015, the Company will file amendments to such filings with the SOX Section 906 certifications as soon as practicable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, which we refer to as our 2014 Form 10-K. Item 7 of our 2014 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of June 27, 2015. Cenveo, Inc. and its subsidiaries are referred to herein as "Cenveo," the "Company," "we," "our," or "us."

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

Factors which could cause actual results to differ materially from management’s expectations include, without limitation: (i) recent United States and global economic conditions have adversely affected us and could continue to do so; (ii) our substantial level of indebtedness could impair our financial condition and prevent us from fulfilling our business obligations; (iii) our ability to service or refinance our debt; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings available to us which could further exacerbate our risk exposure from debt; (vi) our ability to successfully integrate acquired businesses with our business; (vii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets, including goodwill and other long-lived assets; (viii) the industries in which we operate our business are highly competitive and extremely fragmented; (ix) a general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (x) factors affecting the United States postal services impacting demand for our products; (xi) the availability of the Internet and other electronic media adversely affecting our business; (xii) increases in paper costs and decreases in the availability of raw materials; (xiii) our labor relations; (xiv) our compliance with environmental laws; (xv) our dependence on key management personnel; (xvi) any failure, interruption or security lapse of our information technology systems; and (xvii) statutory requirements that share repurchases are subject to certain asset sufficiency standards. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report, and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

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

Envelope. We are the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our envelope segment represented approximately 47.3% and 47.6% of our net sales for the three and six months ended June 27, 2015, respectively.

Our envelope segment offers direct mail products used for customer solicitations and transactional envelopes used for billing and remittance by end users including financial institutions, insurance companies and telecommunications companies. We also produce a broad line of specialty and stock envelopes which are sold through wholesalers, and to the office product market through distributors.

Print. We are one of the leading commercial printers in North America. Our print segment represented approximately 26.4% and 26.7% of our net sales for the three and six months ended June 27, 2015, respectively.

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

Label and Packaging.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. Our specialty packaging business currently focuses on specialty folded carton packaging and shrink-sleeve packaging. Our label and packaging segment represented approximately 26.3% and 25.7% of our net sales for the three and six months ended June 27, 2015, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and six months ended June 27, 2015, and June 28, 2014, followed by a discussion of the results of operations of each of our reportable segments for the same periods.
2015 Overview
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

Discontinued Operations

In September 2013, we completed the sale of our custom envelope business, which we refer to as Custom Envelope, within our envelope segment. We received total net proceeds of $47.0 million, of which $2.2 million was received in 2014. The operating results of this divestiture are reported in discontinued operations in our condensed consolidated financial statements for all periods presented.

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

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three and six month reporting periods each consisted of 13 weeks and 26 weeks, respectively, and ended on June 27, 2015, and June 28, 2014.

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$460,857	$479,410	$935,962	$969,529
Operating income (loss):
Envelope	$16,711	$9,332	$31,551	$19,138
Print	3,755	4,741	6,128	5,981
Label and Packaging	11,956	11,048	21,361	21,241
Corporate	(9,193)	(11,774)	(17,616)	(22,941)
Total operating income	23,229	13,347	41,424	23,419
Interest expense, net	25,278	26,666	50,970	54,576
Loss on early extinguishment of debt, net	126	26,480	559	26,498
Other expense (income), net	347	212	130	(297)
Loss from continuing operations before income taxes	(2,522)	(40,011)	(10,235)	(57,358)
Income tax benefit	(103)	(710)	(169)	(1,270)
Loss from continuing operations	(2,419)	(39,301)	(10,066)	(56,088)
Income (loss) from discontinued operations, net of taxes	14	664	(18)	1,617
Net loss	$(2,405)	$(38,637)	$(10,084)	$(54,471)
(Loss) income per share – basic:
Continuing operations	$(0.04)	$(0.59)	$(0.15)	$(0.84)
Discontinued operations	—	0.01	—	0.02
Net loss	$(0.04)	$(0.58)	$(0.15)	$(0.82)

(Loss) income per share – diluted:
Continuing operations	$(0.04)	$(0.59)	$(0.15)	$(0.84)
Discontinued operations	—	0.01	—	0.02
Net loss	$(0.04)	$(0.58)	$(0.15)	$(0.82)

Net Sales

Net sales decreased $18.6 million, or 3.9%, in the second quarter of 2015, as compared to the second quarter of 2014. Sales in our envelope segment decreased $11.5 million, sales in our label and packaging segment decreased $3.6 million and sales in our print segment decreased $3.5 million.

Net sales decreased $33.6 million, or 3.5%, in the first six months of 2015, as compared to the first six months of 2014. Sales in our envelope segment decreased $25.7 million, sales in our label and packaging segment decreased $4.2 million and sales in our print segment decreased $3.7 million,

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $9.9 million, or 74.0%, in the second quarter of 2015, as compared to the second quarter of 2014. This increase was due to: (i) an increase in operating income from our envelope segment of $7.4 million; (ii) a reduction in corporate expenses of $2.6 million; and (iii) an increase in operating income from our label and packaging segment of $0.9 million, partially offset by a decline in operating income of $1.0 million from our print segment.

Operating income increased $18.0 million, or 76.9%, in the first six months of 2015, as compared to the first six months of 2014. This increase was due to: (i) increased operating income from our envelope segment of $12.4 million; (ii) a reduction in corporate expenses of $5.3 million; (iii) an increase in operating income of $0.1 million from our print segment; and (iv) an increase in operating income from our label and packaging segment of $0.1 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $1.4 million to $25.3 million in the second quarter of 2015, as compared to $26.7 million in the second quarter of 2014. The decrease was primarily due to: (i) lower interest rates, primarily as a result of the debt refinancing in the second quarter of 2014; and (ii) principal repayments made on our 11.5% Notes. Interest expense in the second quarter of 2015 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.3%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.8% in the second quarter of 2014.

Interest expense decreased $3.6 million to $51.0 million in the first six months of 2015, as compared to $54.6 million in the first six months of 2014. The decrease was primarily due to: (i) a lower weighted average interest rate as a result of the debt refinancing in the second quarter of 2014; and (ii) principal repayments made on our 11.5% Notes. Interest expense in the first six months of 2015 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.2%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.8% in the first six months of 2014.

We expect interest expense for the remainder of 2015 will be lower than the same period in 2014, primarily due to the refinancing of the Term Loan Facility and 8.875% Notes in the second quarter of 2014, the concurrent repayment in full of the Unsecured Term Loan, and principal repayments made on our 11.5% Notes.

Loss on Early Extinguishment of Debt

In the second quarter of 2015, we recorded a loss on early extinguishment of debt of $0.1 million related to the repurchase of $6.8 million of our 11.5% Notes.

During the six months ended June 27, 2015, we recorded a loss on early extinguishment of debt of $0.6 million related to the repurchase of $22.6 million of our 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, $0.2 million related to the write-off of original issuance discount, and $0.2 million related to a premium paid over the principal amount upon repurchase.

In the second quarter of 2014, we extinguished our Term Loan Facility and 8.875% Notes. In connection with this extinguishment, we recorded a loss on early extinguishment of debt of approximately $9.0 million, of which $5.8 million related to the write-off of unamortized debt issuance costs, and $3.2 million related to the write-off of original issuance discount. Additionally, in connection with the issuance of our 6.000% Notes and 8.500% Notes in the second quarter of 2014, we expensed debt issuance costs of $16.5 million, of which $1.6 million related to fees paid to third parties. We also used cash on hand of $9.4 million in the second quarter of 2014 to repay in full the remaining principal balance on the Unsecured Term Loan. In connection with the extinguishment of the Unsecured Term Loan, we recorded a loss on early extinguishment of debt of approximately $1.0 million, of which $0.6 million related to the write-off of unamortized debt issuance costs, and $0.4 million related to the write-off of original issuance discount.

Income Taxes

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)		(in thousands)
Income tax benefit from U.S. operations	$(192)	$(569)	$(363)	$(1,259)
Income tax expense (benefit) from foreign operations	89	(141)	194	(11)
Income tax benefit	$(103)	$(710)	$(169)	$(1,270)
Effective income tax rate	4.1%	1.8%	1.7%	2.2%

Income Tax Expense

In the second quarter of 2015, we had an income tax benefit of $0.1 million, compared to an income tax benefit of $0.7 million in the second quarter of 2014. The tax benefit for the second quarter of 2015 and the tax benefit for the second quarter of 2014 primarily related to income taxes on our domestic operations.

In the first six months of 2015, we had an income tax benefit of $0.2 million, compared to an income tax benefit of $1.3 million in the first six months of 2014. The tax benefit for the first six months of 2015 and the tax benefit for the first six months of 2014 primarily related to income taxes on our domestic operations.

Our effective tax rate for the three and six months ended 2015 and 2014 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2015.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $150.7 million as of June 27, 2015. Deferred tax assets related to foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During the six months ended June 27, 2015, our valuation allowance related to these deferred tax assets was unchanged at $7.0 million.

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

Envelope

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)		(in thousands)
Segment net sales	$218,139	$229,593	$445,549	$471,264
Segment operating income	$16,711	$9,332	$31,551	$19,138
Operating income margin	7.7%	4.1%	7.1%	4.1%
Restructuring and other charges	$345	$5,618	$3,137	$8,635

Segment Net Sales

Segment net sales for our envelope segment decreased $11.5 million, or 5.0%, in the second quarter of 2015, as compared to the second quarter of 2014. Segment net sales for our envelope segment decreased $25.7 million, or 5.5%, in the first six months of 2015, as compared to the first six months of 2014. These decreases were primarily due to volume declines resulting from the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities over the course of 2014, partially offset by product mix and our ability to increase prices to certain customers.

Segment Operating Income

Segment operating income for our envelope segment increased $7.4 million, or 79.1%, in the second quarter of 2015, as compared to the second quarter of 2014. The increase was primarily due to: (i) lower restructuring and other charges of $5.3 million; (ii) lower selling, general and administrative expenses of $1.1 million, primarily resulting from lower integration costs related to the integration of National with our existing operations; and (iii) higher gross margin of $1.0 million, primarily due to our ability to increase prices to certain customers and lower fixed costs resulting from the integration of National with our existing operations.

Segment operating income for our envelope segment increased $12.4 million, or 64.9%, in the first six months of 2015, as compared to the first six months of 2014. The increase was primarily due to: (i) lower restructuring and other charges of $5.5 million; (ii) higher gross margin of $5.0 million primarily due to our ability to increase prices to certain customers and lower fixed costs resulting from the integration of National with our existing operations; and (iii) lower selling, general and administrative expenses of $1.8 million, primarily resulting from lower integration costs related to the integration of National with our existing operations.

Print

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)		(in thousands)
Segment net sales	$121,518	$124,986	$249,684	$253,383
Segment operating income	$3,755	$4,741	$6,128	$5,981
Operating income margin	3.1%	3.8%	2.5%	2.4%
Restructuring and other charges	$830	$598	$1,867	$2,604

Segment Net Sales

Segment net sales for our print segment decreased $3.5 million, or 2.8%, in the second quarter of 2015, as compared to the second quarter of 2014. This decrease was primarily due to sales declines resulting from the closure of a print facility during the first quarter of 2015, as well as continued pricing pressure and volume declines from certain commercial print customers, which was partially offset by increased volumes and new account wins within our publisher services business.

Segment net sales for our print segment decreased $3.7 million, or 1.5%, in the first six months of 2015, as compared to the first six months of 2014. This decrease was primarily due to sales declines resulting from the closure of a print facility during the first quarter of 2015 and two print facilities during the first quarter of 2014 as well as continued pricing pressure and volume declines from certain commercial print customers. These declines were partially offset by increased volumes and new account wins within our publisher services business.

Segment Operating Income

Segment operating income for our print segment decreased $1.0 million, or 20.8%, in the second quarter of 2015, as compared to the second quarter of 2014. The decrease was primarily due to: (i) lower gross margin of $3.5 million during the quarter, primarily due to pricing pressures and product mix; and (ii) higher restructuring and other charges of $0.2 million. This was partially offset by: (i) lower selling, general and administrative expenses of $2.0 million due to lower selling expenses and various cost reduction initiatives; and (ii) lower amortization expense of $0.8 million related to the accelerated retirement of a trade name in 2014.

Segment operating income for our print segment increased $0.1 million, or 2.5%, in the first six months of 2015, as compared to the first six months of 2014. The increase was primarily due to: (i) lower selling, general and administrative expenses of $1.7 million due to lower selling expenses and various cost reduction initiatives; (ii) lower amortization expense of $1.5 million related to the accelerated retirement of a trade name in 2014; and (iii) lower restructuring and other charges of $0.7 million. These increases were partially offset by lower gross margin of $3.8 million, primarily due to pricing pressures and product mix.

Label and Packaging

	For the Three Months Ended		For the Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
	(in thousands)		(in thousands)
Segment net sales	$121,200	$124,831	$240,729	$244,882
Segment operating income	$11,956	$11,048	$21,361	$21,241
Operating income margin	9.9%	8.9%	8.9%	8.7%
Restructuring and other charges	$123	$336	$546	$627

Segment Net Sales

Segment net sales for our label and packaging segment decreased $3.6 million, or 2.9%, in the second quarter of 2015, as compared to the second quarter of 2014. Net sales from our label operations declined $1.8 million, primarily due to decreased volume from certain retail customers, partially offset by favorable mix in our prescription label business. Net sales from our packaging operations declined $1.8 million, primarily due to unfavorable foreign exchange impact of $1.5 million and lower volumes.

Segment net sales for our label and packaging segment decreased $4.2 million, or 1.7%, in the first six months of 2015, as compared to the first six months of 2014. Net sales from our label operations declined $0.3 million, primarily due to decreased volume from certain retail customers, partially offset by favorable pricing mix in our prescription label business. Net sales from our packaging operations declined $3.8 million, primarily due to unfavorable foreign exchange impact of $2.8 million and lower volumes.

Segment Operating Income

Segment operating income for our label and packaging segment increased $0.9 million, or 8.2%, in the second quarter of 2015, as compared to the second quarter of 2014. This increase was primarily due to: (i) lower selling, general and administrative expenses of $1.4 million in 2015, primarily due to e-commerce and information technology initiatives in 2014 as well as other cost reduction initiatives in both 2014 and 2015; and (ii) lower amortization expense of $0.2 million related to the accelerated retirement of a trade name in 2014. The increase was partially offset by lower gross margin of $0.6 million in our label operations, and $0.4 million in our packaging operations, primarily due to a decline in sales and the delayed ability to pass along increases in raw material prices to our packaging customers.

Segment operating income for our label and packaging segment increased $0.1 million, or 0.6%, in the first six months of 2015, as compared to the first six months of 2014. The increase was primarily due to: (i) lower selling, general and administrative expenses of $2.2 million in 2015, primarily due to e-commerce and information technology initiatives in 2014 as well as other cost reduction initiatives in both 2014 and 2015; and (ii) lower amortization expense of $0.4 million related to the accelerated retirement of a trade name in 2014. This increase was partially offset by lower gross margin of $2.1 million in our packaging operations and $0.5 million in our label operations, primarily due to a decline in sales and the delayed ability to pass along increases in raw material prices to our packaging customers.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses decreased $2.6 million in the second quarter of 2015, as compared to the second quarter of 2014, primarily due to costs related to the integration of certain assets of National incurred during 2014, lower stock-based compensation expense of $0.5 million and lower depreciation expense of $0.4 million.

Corporate expenses decreased $5.3 million in the first six months of 2015, as compared to the first six months of 2014, primarily due to costs related to the integration of certain assets of National incurred during 2014, lower stock-based compensation expense of $1.2 million, lower depreciation expense of $0.8 million and lower restructuring and other charges of $0.6 million in 2015.

Restructuring and Other Charges

Restructuring

We currently have two active cost savings, restructuring and integration plans, which are related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions and the potential closure of certain manufacturing facilities. We refer to these plans as the 2015 Plan and the 2014 Plan.

During the first half of 2015, we implemented the 2015 Plan and continued implementing the 2014 Plan. We also completed our plan to integrate certain assets of National, which we refer to as the National Plan, by completing the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities. We expect restructuring and other charges in 2015 to be substantially less than those incurred in 2014 primarily due to the nature and extent of the National Plan, which was implemented in late 2013 and substantially completed in late 2014.

We also currently have certain residual cost savings, restructuring and integration plans, which we refer to as the Residual Plans. As a result of these cost savings actions, over the last several years we have closed or consolidated a significant amount of manufacturing facilities and have had a significant number of headcount reductions. We do not anticipate any significant future expenses related to the Residual Plans, other than modifications to current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

During the second quarter of 2015, as a result of our restructuring and integration activities, we incurred $2.0 million of restructuring and other charges, which included $1.0 million of employee separation costs, $0.1 million of net non-cash charges on long-lived assets, equipment moving expenses of $0.1 million, multi-employer pension withdrawal expenses of $0.2 million and building clean-up and other expenses of $0.6 million.

During the first six months of 2015, as a result of our restructuring and integration activities, we incurred $6.4 million of restructuring and other charges, which included $2.0 million of employee separation costs, $2.1 million of net non-cash charges on long-lived assets, equipment moving expenses of $0.1 million, lease termination expenses of $0.4 million, multi-employer pension withdrawal expenses of $0.4 million and building clean-up and other expenses of $1.5 million.

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

As of June 27, 2015, our total restructuring liability was $19.3 million, of which $3.7 million is included in other current liabilities and $15.6 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $17.4 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and six months ended June 27, 2015, and June 28, 2014.

Liquidity and Capital Resources

Net Cash Used In Operating Activities of Continuing Operations. Net cash used in operating activities of continuing operations was $1.6 million in the first six months of 2015, primarily due to: (i) a use of cash of $27.9 million from working capital; and (ii) pension and other postretirement plan contributions of $3.4 million. The use of cash from working capital primarily resulted from a use of cash due to interest payments on our long-term debt and timing of payments to our vendors, partially offset by a source of cash from accounts receivables due to the timing of collections from and sales to our customers. This use of cash was partially offset by our net loss adjusted for non-cash items of $30.2 million.

Net cash used in operating activities of continuing operations was $25.4 million in the first six months of 2014, primarily due to: (i) a use of cash of $28.7 million from working capital; and (ii) pension and postretirement plan contributions of $6.9 million. The use of working capital primarily resulted from: (i) accelerated cash payments of interest of $14.5 million in the second quarter of 2014 in connection with the refinancing of the 8.875% Notes and Term Loan Facility; and (ii) a use of cash related to a vendor arrangement in connection with the acquisition of certain assets of National. This use of cash was partially offset by our net loss adjusted for non-cash items of $16.0 million.

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

Net Cash Used In Operating Activities of Discontinued Operations. Represents the net cash used in operating activities of our Discontinued Operations.

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $12.3 million in the first six months of 2015, primarily resulting from capital expenditures of $13.7 million, partially offset by proceeds received from the sale of property, plant and equipment of $1.4 million.

Net cash used in investing activities of continuing operations was $18.5 million in the first six months of 2014, primarily resulting from: (i) capital expenditures of $16.8 million; and (ii) the purchase of an investment of $2.0 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $0.3 million.

Our debt agreements limit capital expenditures to $45.0 million in 2015 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2014. We estimate that we will spend approximately $10.0 million on capital expenditures for the remainder of 2015, after considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.
Net Cash Provided By Investing Activities of Discontinued Operations. Represents the net cash provided by our Discontinued Operations related to investing activities. In the first six months of 2014, the cash provided by discontinued investing activities of $2.2 million is comprised of net cash proceeds received in 2014 related to the sale of Custom Envelope.

Net Cash Provided By Financing Activities. Net cash provided by financing activities of continuing operations was $12.2 million in the first six months of 2015, primarily due to net borrowings of $38.9 million under our ABL Facility, partially offset by: (i) the extinguishment of $22.6 million of our 11.5% Notes; (ii) various repayments on other long-term debt totaling $2.6 million; and (iii) the payment of $1.2 million of financing-related costs and expenses.

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

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.3 billion as of June 27, 2015, an increase of $17.9 million from December 27, 2014. This increase was primarily due to net borrowings of $38.9 million under our ABL Facility during the first six months of 2015, partially offset by the repayment of $22.6 million of our 11.5% Notes. As of June 27, 2015, approximately 86% of our debt outstanding was subject to fixed interest rates. As of July 28, 2015, we had approximately $53.3 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations as business needs and market conditions warrant.

Note Repurchases

We may from time to time seek to purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

During the three and six months ended June 27, 2015, we extinguished $6.8 million and $22.6 million, respectively, of our 11.5% Notes.

Letters of Credit

As of June 27, 2015, we had outstanding letters of credit of approximately $19.1 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

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

As of June 27, 2015, we were in compliance with all covenants under our long-term debt.

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

As of June 27, 2015, we had variable rate debt outstanding of $186.6 million. A change of 1% to the current London Interbank Offered Rate, which we refer to as LIBOR, would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We have foreign operations, primarily in Canada and India, and thus are exposed to market risk for changes in foreign currency exchange rates. For the three and six months ended June 27, 2015, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have resulted in a decrease in sales of approximately $1.6 million and $3.1 million, respectively, and an increase in operating income of less than $0.1 million for both periods.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of June 27, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 27, 2015, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended June 27, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 24, 2015, the Company received a letter from the New York Stock Exchange (“NYSE”) stating that the NYSE determined that the Company failed to timely file with the SEC its Q1 10-Q for the reasons noted in the Explanatory Note herein.  As a result, the Company is subject to the procedures set forth in Section 802.01E of the NYSE’s Listed Company Manual.  Once the Company’s new independent accounting firm completes its reviews of the unaudited interim financial information presented in the Q1 10-Q and this Form 10-Q under Public Company Accounting Oversight Board AU 722, as required by SEC rules, the Company will file amendments to such filings as soon as practicable.

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

10.1*	Amendment, dated April 30, 2015, to Employment Agreement, dated as of October 27, 2005, as amended, between Cenveo, Inc. and Robert G. Burton, Sr.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on July 30, 2015.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)