Form 10-Q/A
period 2015-03-28
CENVEO, INC
filed 2015-11-18
CIK 920321

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 17, 2015, the registrant had 67,873,560 shares of common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) of Cenveo, Inc. (the “Company”) for the quarterly period ended March 28, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on May 6, 2015 (the “Original Filing”), is being filed to disclose that our current independent registered public accounting firm, BDO USA, LLP (“BDO”), has completed its review of the unaudited interim financial information for the quarterly period ended March 28, 2015 presented in the Original Filing under Public Company Accounting Oversight Board AU 722, as required by SEC rules, and to provide new Section 906 certifications. In addition, Part I, Item I of the Original Filing has been amended to include a report from BDO; a portion of Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Original Filing has been deleted, as not required; and Part II, Item 6 of the Original Filing has been amended to include a letter from BDO regarding the unaudited interim financial information. No other changes have been made to the Original Filing. Following BDO’s review, this Amendment was not, and is not required to be, updated to reflect any events or transactions occurring after the date of the Original Filing, or modify or update disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information and exhibits included in the Original Filing remain unchanged.

Background
As previously disclosed, on July 21, 2015, the Company dismissed Grant Thornton LLP (“GT”) as the Company’s registered public accounting firm, effective immediately, due to GT’s determination that it was not independent of the Company with respect to the first two quarters of 2015, and not for any reason related to the Company’s financial reporting or accounting operations, policies or practices. GT concluded that it was not independent solely as a result of inadvertent “scope creep” by an employee of GT in its work for the Company regarding a non-material tax matter. In particular, the GT employee appeared on behalf of the Company at an administrative hearing on the matter, took action on the matter without required authorization from the Company and otherwise acted in excess of actual authorization, thus impairing GT’s independence.
The decision to dismiss GT was approved by the Company’s Audit Committee of the Board of Directors (the “Audit Committee”). The Audit Committee determined that GT was not independent of the Company with respect to the first two quarters of 2015, but only after the filing of the Company’s 2014 Form 10-K, which remains unaffected by the subsequent independence violation.
On September 10, 2015, the Audit Committee engaged BDO as the Company’s new registered public accounting firm to perform audit services for the fiscal year ending January 2, 2016, including reviewing the Company’s 2015 unaudited interim financial information presented in its Forms 10-Q filed and to be filed with the SEC for the quarterly periods of the current fiscal year. The Company’s unaudited interim financial statements for the quarter ended March 28, 2015 that are presented in this quarterly report have been prepared in accordance with SEC rules.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended March 28, 2015

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cenveo, Inc. and subsidiaries
Stamford, Connecticut
We have reviewed the condensed consolidated balance sheet of Cenveo, Inc. and subsidiaries as of March 28, 2015, and the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three-month period ended March 28, 2015 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 28, 2015. These interim financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

/S/ BDO USA, LLP

New York, New York

November 18, 2015

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

Acquisition Integration Plans

Upon the completion of the acquisition of certain assets of National Envelope Corporation ("National"), the Company developed and began implementing the National Plan. The Company is substantially complete with the accelerated integration of these assets, which has included the closure and consolidation of nine manufacturing facilities into existing envelope operations and two new facilities. The Company expects to be complete with the National Plan in 2015.
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

15.1*	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-Q.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on November 18, 2015.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)