Form 10-Q/A
period 2015-06-27
CENVEO, INC
filed 2015-11-18
CIK 920321

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment”) of Cenveo, Inc. (the “Company”) for the quarterly period ended June 27, 2015, as filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2015 (the “Original Filing”), is being filed to disclose that our current independent registered public accounting firm, BDO USA, LLP (“BDO”), has completed its review of the unaudited interim financial information for the quarterly period ended June 27, 2015 presented in the Original Filing under Public Company Accounting Oversight Board AU 722, as required by SEC rules. The caption stating “unreviewed” in the Original Filing has been removed from the Financial Statements; Part 1, Item 1 of the Original Filing has been amended to include a report from BDO; Notes 1 and 18 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Original Filing have been amended and deleted, respectively, to reflect the completion of such review; a portion of Note 2 of the Notes to Condensed Consolidated Financial Statements included in Part I, Item 1 of the Original Filing has been deleted, as not required; Part II, Item 5 of the Original Filing has been amended to reflect the completion of such review and the filing of this Amendment; and Part II, Item 6 of the Original Filing has been amended to include Section 906 certifications and a letter from BDO regarding the unaudited interim financial information. No other changes have been made to the Original Filing. Following BDO’s review, this Amendment was not, and is not required to be, updated to reflect any events or transactions occurring after the date of the Original Filing, or modify or update disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information and exhibits included in the Original Filing remain unchanged.

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
On September 10, 2015, the Audit Committee engaged BDO as the Company’s new registered public accounting firm to perform audit services for the fiscal year ending January 2, 2016, including reviewing the Company’s 2015 unaudited interim financial information presented in its Forms 10-Q filed and to be filed with the SEC for the quarterly periods of the current fiscal year. The Company’s unaudited interim financial statements for the quarter ended June 27, 2015 that are presented in this quarterly report have been prepared in accordance with SEC rules.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended June 27, 2015

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cenveo, Inc. and subsidiaries
Stamford, Connecticut
We have reviewed the condensed consolidated balance sheet of Cenveo, Inc. and subsidiaries as of June 27, 2015, and the related condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three and six months ended June 27, 2015 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 27, 2015. These interim financial statements are the responsibility of the Company’s management.
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
	(unaudited)
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Acquisition Integration Plans

Upon the completion of the acquisition of certain assets of National Envelope Corporation ("National"), the Company developed and began implementing a plan related to the integration of certain assets of National into existing envelope operations (the "National Plan"). The Company completed the National Plan in 2015, which included the closure and consolidation of nine manufacturing facilities into existing envelope operations and two new facilities.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 24, 2015, the Company received a letter from the New York Stock Exchange (“NYSE”) stating that the NYSE determined that the Company failed to timely file with the SEC its First Quarter Form 10-Q (the "Q1 10-Q") for the reasons noted in the Explanatory Note herein.  As a result, the Company is subject to the procedures set forth in Section 802.01E of the NYSE’s Listed Company Manual.  With the filing of Amendment No. 1 to the Q1 10-Q on November 18, 2015 and the filing of this Amendment No. 1 to the Company's Second Quarter Form 10-Q, the Company believes it is in compliance with the NYSE's listing standards, which the Company expects to be confirmed shortly by the NYSE.

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

10.1*	Amendment, dated April 30, 2015, to Employment Agreement, dated as of October 27, 2005, as amended, between Cenveo, Inc. and Robert G. Burton, Sr.

15.1*	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

Item 6. Exhibits

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

*	Filed herewith.

**	Furnished herewith.

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