Form 10-Q
period 2015-09-26
CENVEO, INC
filed 2015-11-18
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015
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

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 26, 2015

		Page No.
	PART I. FINANCIAL INFORMATION
Item 1:	Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 26, 2015, and December 27, 2014	2
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 26, 2015, and September 27, 2014	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 2015, and September 27, 2014	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2:	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4:	Controls and Procedures	44

	PART II. OTHER INFORMATION
Item 1:	Legal Proceedings	45
Item 1A:	Risk Factors	45
Item 6:	Exhibits	45
	Signatures	47

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	September 26, 2015	December 27, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,574	$12,572
Accounts receivable, net	245,203	252,555
Inventories	129,877	118,891
Prepaid and other current assets	46,863	47,328
Assets of discontinued operations - current	56,381	52,569
Total current assets	487,898	483,915

Property, plant and equipment, net	219,563	227,823
Goodwill	175,338	175,542
Other intangible assets, net	132,444	138,019
Other assets, net	42,503	45,979
Assets of discontinued operations - long-term	77,969	86,613
Total assets	$1,135,715	$1,157,891
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$3,989	$3,880
Accounts payable	210,735	213,040
Accrued compensation and related liabilities	33,982	35,055
Other current liabilities	74,387	84,777
Liabilities of discontinued operations - current	26,878	24,203
Total current liabilities	349,971	360,955

Long-term debt	1,237,988	1,228,670
Other liabilities	189,494	197,421
Liabilities of discontinued operations - long-term	2,014	3,520
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	679	677
Paid-in capital	371,491	370,228
Retained deficit	(918,710)	(905,383)
Accumulated other comprehensive loss	(97,212)	(98,197)
Total shareholders’ deficit	(643,752)	(632,675)
Total liabilities and shareholders’ deficit	$1,135,715	$1,157,891

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales	$419,783	$435,595	$1,262,819	$1,307,793
Cost of sales	347,409	369,959	1,050,004	1,102,630
Selling, general and administrative expenses	45,394	48,094	136,559	148,183
Amortization of intangible assets	1,981	1,913	5,756	7,299
Restructuring and other charges	5,483	5,396	11,529	18,138
Operating income	19,516	10,233	58,971	31,543
Interest expense, net	25,095	26,001	76,001	80,540
Loss on early extinguishment of debt, net	—	1,280	559	27,778
Other income, net	(1,332)	(771)	(773)	(712)
Loss from continuing operations before income taxes	(4,247)	(16,277)	(16,816)	(76,063)
Income tax benefit	(685)	(2,247)	(1,720)	(4,408)
Loss from continuing operations	(3,562)	(14,030)	(15,096)	(71,655)
Income from discontinued operations, net of taxes	319	3,137	1,769	6,291
Net loss	(3,243)	(10,893)	(13,327)	(65,364)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	1,433	480	4,117	1,440
Currency translation adjustment	(1,893)	(1,067)	(3,132)	(334)
Comprehensive loss	$(3,703)	$(11,480)	$(12,342)	$(64,258)

(Loss) income per share – basic:
Continuing operations	$(0.05)	$(0.21)	$(0.22)	$(1.07)
Discontinued operations	—	0.05	0.02	0.09
Net loss	$(0.05)	$(0.16)	$(0.20)	$(0.98)

(Loss) income per share – diluted:
Continuing operations	$(0.05)	$(0.21)	$(0.22)	$(1.07)
Discontinued operations	—	0.05	0.02	0.09
Net loss	$(0.05)	$(0.16)	$(0.20)	$(0.98)

Weighted average shares outstanding:
Basic	67,874	67,296	67,817	66,709
Diluted	67,874	67,296	67,817	66,709

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Net loss	$(13,327)	$(65,364)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of discontinued operations, net of taxes	—	(1,559)
Income from discontinued operations, net of taxes	(1,769)	(4,732)
Depreciation and amortization, excluding non-cash interest expense	35,633	40,545
Non-cash interest expense, net	7,532	7,380
Deferred income taxes	(2,962)	(6,761)
(Gain) loss on sale of assets	(2,323)	260
Non-cash restructuring and other charges, net	6,050	4,067
Loss on early extinguishment of debt, net	559	27,778
Stock-based compensation provision	1,481	1,971
Other non-cash charges	3,711	6,330
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	5,243	(502)
Inventories	(12,530)	1,787
Accounts payable and accrued compensation and related liabilities	(3,790)	1,819
Other working capital changes	(12,037)	(9,377)
Other, net	(9,971)	(16,683)
Net cash provided by (used in) operating activities of continuing operations	1,500	(13,041)
Net cash provided by operating activities of discontinued operations	13,345	5,780
Net cash provided by (used in) operating activities	14,845	(7,261)
Cash flows from investing activities:
Capital expenditures	(19,245)	(22,333)
Cost of business acquisitions	(1,996)	—
Purchase of investment	—	(2,000)
Proceeds from sale of property, plant and equipment	1,471	1,835
Proceeds from sale of assets	2,180	—
Net cash used in investing activities of continuing operations	(17,590)	(22,498)
Net cash used in investing activities of discontinued operations	(1,864)	(3,313)
Net cash used in investing activities	(19,454)	(25,811)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000
Payment of financing-related costs and expenses and debt issuance discounts	(1,309)	(35,721)
Repayments of other long-term debt	(3,345)	(6,144)
Repayment of 11.5% senior notes due 2017	(22,720)	(1,430)
Purchase and retirement of common stock upon vesting of RSUs	(218)	(562)
Proceeds from exercise of stock options	2	—
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)
Repayment of Term Loan Facility due 2017	—	(329,100)
Repayment of 8.875% senior second lien notes due 2018	—	(400,000)
Borrowings under ABL Facility due 2017	358,900	389,600
Repayments under ABL Facility due 2017	(328,500)	(363,500)
Net cash provided by financing activities of continuing operations	2,810	33,143
Net cash used in financing activities of discontinued operations	(352)	(365)
Net cash provided by financing activities	2,458	32,778
Effect of exchange rate changes on cash and cash equivalents	(536)	13
Net decrease in cash and cash equivalents	(2,687)	(281)
Cash and cash equivalents at beginning of period	14,593	11,329
Cash and cash equivalents at end of period	11,906	11,048
Less cash and equivalents of discontinued operations	(2,332)	(810)
Cash and cash equivalents of continuing operations at end of period	$9,574	$10,238

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of September 26, 2015, and the results of operations for the three and nine months ended September 26, 2015, and September 27, 2014, and cash flows for the nine months ended September 26, 2015, and September 27, 2014. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine months ended September 26, 2015, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 27, 2014 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014, filed with the SEC. The reporting periods for the three and nine months ended September 26, 2015, and September 27, 2014, each consisted of 13 weeks and 39 weeks, respectively.

Over the course of the second and third quarters of 2015, the Company has been actively marketing for sale its folded carton and shrink sleeve packaging businesses along with its one top-sheet lithographic print operation (collectively, the "Packaging Business"), to multiple strategic parties. As of the end of the third quarter, management has been given the appropriate authority to move forward with these strategic parties on a potential sale of the Packaging Business. In accordance with the guidance in Accounting Standards Codification ("ASC") 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the Company has classified the assets, liabilities, operations and cash flows of the Packaging Business as discontinued operations for all periods presented.
New Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU were effective in the first quarter of 2015. The Company adopted this new guidance effective January 1, 2015. The new guidance was only applied prospectively to new disposals and new classifications of disposal groups held for sale after such date. As a result, this guidance did not have any impact on the Company's previously reported financial statements or related disclosures upon adoption.
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

In April 2015, the FASB issued ASU 2015-03, "Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs." The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As of September 26, 2015, the Company had $18.2 million of debt issuance costs that would be reclassified from a long-term asset to a reduction in the carrying amount of its debt.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB’s ASC 805.  Acquisitions are accounted for by the purchase method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair values on the acquisition date with the excess of the purchase price over their estimated fair values recorded as goodwill. In the event the estimated fair values of the assets and liabilities acquired exceed the purchase price paid, a bargain purchase gain is recorded in the statements of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s statements of operations and were $0.7 million and $0.9 million for the three months ended September 26, 2015, and September 27, 2014, respectively, and $1.0 million and $5.2 million for the nine months ended September 26, 2015, and September 27, 2014, respectively.

Asendia

On August 7, 2015, the Company acquired certain assets of Asendia USA, Inc. ("Asendia"). The acquired assets provide letter shop, data processing, bindery and digital printing offerings and had approximately 40 employees. The total purchase price of approximately $2.0 million was preliminarily allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date, and was assigned to the Company's print segment. The acquired identifiable intangible assets relate to customer relationships of $0.1 million.

Purchase Price Allocation

The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed in the Asendia acquisition (in thousands):

Accounts receivable, net	$145
Inventories	46
Prepaid and other current assets	10
Property, plant and equipment	1,662
Other intangible assets	133
Total assets acquired	$1,996

The results of operations and cash flows are included in the Company’s statements of operations and cash flows from August 7, 2015. Pro forma results for the three and nine months ended September 26, 2015 or September 27, 2014, assuming the acquisition had been made on December 29, 2013, are not presented, as the effect would not be material.

3. Discontinued Operations

Over the course of the second and third quarters of 2015, the Company has been actively marketing for sale its Packaging Business to multiple strategic parties. As of the end of the third quarter, management has been given the appropriate authority to move forward with these strategic parties on a potential sale of the Packaging Business and believes the net assets of the Packaging Business approximates fair value of the consideration it will ultimately receive, subject to final working capital settlements. In accordance with the guidance in ASC 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the Company has classified the assets, liabilities, operations and cash flows of the Packaging Business as discontinued operations for all periods presented.
The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of September 26, 2015, and December 27, 2014 (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 26, 2015	December 27, 2014
Accounts receivable, net	$28,649	$29,344
Inventories	21,017	18,119
Other current assets	6,715	5,106
Assets of discontinued operations - current	56,381	52,569
Property, plant and equipment, net	48,786	54,585
Goodwill and other long-term assets	29,183	32,028
Assets of discontinued operations - long-term	77,969	86,613
Accounts payable	22,008	19,145
Other current liabilities	4,870	5,058
Liabilities of discontinued operations - current	26,878	24,203
Long-term debt and other liabilities	2,014	3,520
Liabilities of discontinued operations - long-term	2,014	3,520
Net assets of discontinued operations	$105,458	$111,459

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Income from discontinued operations before income taxes	$846	$5,167	$3,151	$7,687
Income tax expense on discontinued operations	527	2,030	1,382	2,955
Gain on sale of discontinued operations (1)	—	—	—	1,559
Income from discontinued operations, net of taxes	$319	$3,137	$1,769	$6,291
Income per share - basic	$—	$0.05	$0.02	$0.09
Income per share - diluted	$—	$0.05	$0.02	$0.09
 __________________________

(1)	The gain on the sale of discontinued operations is shown net of taxes of $1.0 million for the nine months ended September 27, 2014, and relates to a 2013 divestiture.

4. Inventories

Inventories by major category are as follows (in thousands):

	September 26, 2015	December 27, 2014
Raw materials	$38,512	$35,288
Work in process	19,302	17,429
Finished goods	72,063	66,174
	$129,877	$118,891

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	September 26, 2015	December 27, 2014
Land and land improvements	$10,585	$10,585
Buildings and building improvements	84,552	82,142
Machinery and equipment	514,161	516,443
Furniture and fixtures	8,170	8,570
Construction in progress	19,446	11,106
	636,914	628,846
Accumulated depreciation	(417,351)	(401,023)
	$219,563	$227,823

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 26, 2015, by reportable segment are as follows (in thousands):

	Envelope	Print	Label	Total
Balance as of December 27, 2014	$23,433	$42,832	$109,277	$175,542
Foreign currency translation	—	(204)	—	(204)
Balance as of September 26, 2015	$23,433	$42,628	$109,277	$175,338

Other intangible assets are as follows (in thousands):

		September 26, 2015				December 27, 2014
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	7	$114,345	$(27,234)	$(53,409)	$33,702	$114,301	$(27,234)	$(48,356)	$38,711
Trademarks and trade names	23	64,540	(46,493)	(8,519)	9,528	64,550	(46,493)	(8,157)	9,900
Leasehold interest	18	4,430	—	(460)	3,970	4,430	—	(291)	4,139
Patents	10	3,528	—	(3,184)	344	3,528	—	(3,159)	369
Subtotal	11	186,843	(73,727)	(65,572)	47,544	186,809	(73,727)	(59,963)	53,119

Intangible assets with indefinite lives:
Trademarks		84,900	—	—	84,900	84,900	—	—	84,900
Total		$271,743	$(73,727)	$(65,572)	$132,444	$271,709	$(73,727)	$(59,963)	$138,019

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2015	$1,904
2016	5,708
2017	5,279
2018	5,003
2019	4,885
2020	4,885
Thereafter	19,880
Total	$47,544

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and nine months ended September 26, 2015, and September 27, 2014.

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	September 26, 2015	December 27, 2014
ABL Facility due 2017	$165,100	$134,700
8.500% junior priority secured notes due 2022 ($248.0 million outstanding principal amount as of September 26, 2015, and December 27, 2014)	245,568	245,384
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of September 26, 2015, and December 27, 2014)	535,324	534,552
11.5% senior notes due 2017 ($199.7 million and $222.3 million outstanding principal amount as of September 26, 2015, and December 27, 2014, respectively)	196,914	218,011
7% senior exchangeable notes due 2017	83,250	83,250
Other debt including capital leases	15,821	16,653
	1,241,977	1,232,550
Less current maturities	(3,989)	(3,880)
Long-term debt	$1,237,988	$1,228,670

The estimated fair value of the Company’s long-term debt was approximately $1.1 billion as of September 26, 2015, and December 27, 2014. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for each debt instrument.

As of September 26, 2015, the Company was in compliance with all covenants under its long-term debt.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Extinguishments

During the nine months ended September 26, 2015, the Company recorded a loss on early extinguishment of debt of $0.6 million related to the repurchase of $22.6 million of its 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, $0.2 million related to the write-off of original issuance discount, and $0.2 million related to a premium paid over the principal amount upon repurchase.

In the third quarter of 2014, the Company extinguished $1.4 million of its 11.5% Notes. In connection with the extinguishment, the Company recorded a loss on early extinguishment of debt of $0.1 million, all of which is related to the write-off of original issuance discount. Additionally, in connection with the exchange of $3.0 million of its 7% Notes completed in the third quarter of 2014, the Company incurred a non-cash induced conversion expense of $1.1 million, which has been recorded in loss on early extinguishment of debt, net.

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

Subsequent Event

On September 30, 2015, the Company entered into an equipment loan in the aggregate amount of $12.5 million, secured by certain machinery and equipment of the Company. Interest on the equipment loan accrues at 8.25% per year and is payable monthly in arrears beginning on November 1, 2015, through February 1, 2019. If the Company elects to prepay the loan in full before the maturity date, a prepayment fee of 3% will apply if such payment is made during the first year following closing of the equipment loan, 2% if such prepayment is made during the second year following such closing, and 1% if such prepayment is made during the third year following such closing or thereafter.

Net proceeds from the equipment loan were used to repay in full the equipment loan entered into in connection with the acquisition of certain assets of National Envelope Corporation ("National") on September 16, 2013. At the time of the payment, the loan had a remaining principal balance of $12.3 million. In connection with the extinguishment, the Company incurred costs of $0.2 million.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of September 26, 2015. On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of December 27, 2014.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of September 26, 2015, and December 27, 2014, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic expense (benefit) for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Service cost	$—	$—	$1	$1
Interest cost	3,505	3,707	10,553	11,120
Expected return on plan assets	(5,280)	(5,206)	(15,732)	(15,618)
Net amortization and deferral	—	—	—	—
Recognized net actuarial loss	2,339	794	6,651	2,381
Net periodic expense (benefit)	$564	$(705)	$1,473	$(2,116)

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended September 26, 2015, and September 27, 2014. During the nine month periods ended September 26, 2015 and September 27, 2014, interest cost on the projected benefit obligation related to the Company's SERP and OPEB plans was $0.5 million and $0.6 million, respectively.

For the nine months ended September 26, 2015, the Company made total contributions of $5.6 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $1.2 million to its pension, SERP and OPEB plans for the remainder of 2015.

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $1.0 million and $0.3 million for the three months ended September 26, 2015, and September 27, 2014, respectively, and $1.5 million and $2.0 million for the nine months ended September 26, 2015, and September 27, 2014, respectively.

As of September 26, 2015, there was approximately $3.0 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.4 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options
A summary of the Company’s outstanding stock options as of and for the nine months ended September 26, 2015, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 27, 2014	1,670,500	$5.18	1.4	$29
Granted	685,500	2.38
Exercised	—	—		$—
Forfeited/expired	(786,000)	4.36
Outstanding at September 26, 2015	1,570,000	$4.34	3.2	$—
Exercisable at September 26, 2015	822,250	$6.16	1.2	$—
The weighted average grant date fair value of stock options granted during the nine months ended September 26, 2015, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes model with the weighted average assumptions as follows:

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
There were no stock options granted during the nine months ended September 27, 2014.
RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the nine months ended September 26, 2015, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	512,861	$3.22
Granted	695,944	2.38
Vested	(326,861)	3.92
Forfeited	(26,250)	2.25
Unvested at September 26, 2015	855,694	$2.30

On May 20, 2015, 582,500 RSUs were issued to certain employees of the Company, which vest ratably over four years. Additionally, 113,444 RSUs were issued to certain members of the Company's Board of Directors, which vest one year from the date of issuance. The fair value of these awards was determined based on the Company's stock price on the dates of issuance.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of RSUs which vested during the nine months ended September 26, 2015, was $0.6 million.

PSUs

A summary of the Company's non-vested performance share units ("PSUs") as of and for the nine months ended September 26, 2015 is as follows:

	PSUs	Weighted Average Grant Date Fair Value
Unvested at December 27, 2014	—	$—
Granted	590,000	2.38
Vested	—	—
Forfeited	(25,000)	—
Unvested at September 26, 2015	565,000	$2.38
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
2014 Plan
During the first quarter of 2014, the Company began implementing the 2014 Plan, which primarily focuses on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities. The Company substantially completed the 2014 Plan during the 2015 fiscal year.

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
The following tables present the details of the expenses recognized as a result of these plans.

2015 Activity

Restructuring and other charges for the three months ended September 26, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$61	$—	$—	$—	$—	$—	$61
2014 Plan	(18)	—	—	—	—	—	(18)
Residual Plans	—	—	—	—	44	5	49
Acquisition Integration Plans	—	—	5	—	—	84	89
Total Envelope	43	—	5	—	44	89	181
Print
2015 Plan	172	—	—	—	—	—	172
2014 Plan	10	—	4	—	3,977	38	4,029
Residual Plans	—	—	—	36	183	53	272
Total Print	182	—	4	36	4,160	91	4,473
Label
2015 Plan	(6)	—	116	—	—	170	280
2014 Plan	1	—	—	—	—	—	1
Total Label	(5)	—	116	—	—	170	281
Corporate
2015 Plan	503	—	—	—	—	45	548
Total Corporate	503	—	—	—	—	45	548
Total Restructuring and Other Charges	$723	$—	$125	$36	$4,204	$395	$5,483

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the nine months ended September 26, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$147	$—	$—	$—	$—	$—	$147
2014 Plan	252	—	—	—	—	—	252
Residual Plans	—	—	—	(22)	126	62	166
Acquisition Integration Plans	45	1,895	33	286	—	494	2,753
Total Envelope	444	1,895	33	264	126	556	3,318
Print
2015 Plan	384	—	—	—	—	—	384
2014 Plan	126	116	39	—	3,977	980	5,238
Residual Plans	(54)	65	—	127	471	109	718
Total Print	456	181	39	127	4,448	1,089	6,340
Label
2015 Plan	20	—	133	—	—	197	350
2014 Plan	129	—	—	—	—	—	129
Total Label	149	—	133	—	—	197	479
Corporate
2015 Plan	1,309	—	—	—	—	69	1,378
Residual Plans	—	—	—	—	—	14	14
Total Corporate	1,309	—	—	—	—	83	1,392
Total Restructuring and Other Charges	$2,358	$2,076	$205	$391	$4,574	$1,925	$11,529

2014 Activity

Restructuring and other charges for the three months ended September 27, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$31	$—	$—	$—	$—	$—	$31
Residual Plans	—	—	—	—	36	33	69
Acquisition Integration Plans	370	(28)	1,203	280	—	1,515	3,340
Total Envelope	401	(28)	1,203	280	36	1,548	3,440
Print
2014 Plan	210	(699)	—	—	—	92	(397)
Residual Plans	—	—	—	43	135	98	276
Total Print	210	(699)	—	43	135	190	(121)
Label
2014 Plan	45	—	—	—	—	—	45
Total Label	45	—	—	—	—	—	45
Corporate
2014 Plan	2,017	—	—	—	—	—	2,017
Residual Plans	—	—	—	—	—	15	15
Total Corporate	2,017	—	—	—	—	15	2,032
Total Restructuring and Other Charges	$2,673	$(727)	$1,203	$323	$171	$1,753	$5,396

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the nine months ended September 27, 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$112	$—	$—	$—	$—	$—	$112
Residual Plans	(1)	—	—	(198)	102	88	(9)
Acquisition Integration Plans	2,095	2,186	2,821	1,884	—	2,986	11,972
Total Envelope	2,206	2,186	2,821	1,686	102	3,074	12,075
Print
2014 Plan	362	(699)	—	—	—	193	(144)
Residual Plans	299	(41)	—	335	973	1,061	2,627
Total Print	661	(740)	—	335	973	1,254	2,483
Label
2014 Plan	102	—	—	—	—	—	102
Residual Plans	27	—	—	—	—	—	27
Total Label	129	—	—	—	—	—	129
Corporate
2014 Plan	3,390	—	—	—	—	46	3,436
Residual Plans	—	—	—	—	—	15	15
Total Corporate	3,390	—	—	—	—	61	3,451
Total Restructuring and Other Charges	$6,386	$1,446	$2,821	$2,021	$1,075	$4,389	$18,138

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2015 Plan
Balance as of December 27, 2014	$—	$—	$—	$—	$—
Accruals, net	1,859	—	—	400	2,259
Payments	(1,341)	—	—	(400)	(1,741)
Balance as of September 26, 2015	$518	$—	$—	$—	$518

2014 Plan
Balance as of December 27, 2014	$1,506	$—	$—	$—	$1,506
Accruals, net	507	—	3,977	1,019	5,503
Payments	(1,960)	—	—	(1,019)	(2,979)
Balance as of September 26, 2015	$53	$—	$3,977	$—	$4,030

Residual Plans
Balance as of December 27, 2014	$54	$677	$18,700	$—	$19,431
Accruals, net	(54)	105	597	185	833
Payments	—	(320)	(2,547)	(185)	(3,052)
Balance as of September 26, 2015	$—	$462	$16,750	$—	$17,212

Acquisition Integration Plans
Balance as of December 27, 2014	$77	$1,136	$—	$—	$1,213
Accruals, net	45	286	—	527	858
Payments	(122)	(862)	—	(527)	(1,511)
Balance as of September 26, 2015	$—	$560	$—	$—	$560

Total Restructuring Liability	$571	$1,022	$20,727	$—	$22,320

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 27, 2014	$(2,905)	$(95,292)	$(98,197)
Other comprehensive loss before reclassifications	(3,132)	—	(3,132)
Amounts reclassified from AOCI	—	4,117	4,117
Other comprehensive (loss) income	(3,132)	4,117	985
Balance as of September 26, 2015	$(6,037)	$(91,175)	$(97,212)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Changes in pension and other employee benefit accounts:
Net actuarial losses	$2,339	$794	$6,651	$2,381	Selling, general and administrative expenses
	2,339	794	6,651	2,381	Total before tax
Taxes	(906)	(314)	(2,534)	(941)	Income tax benefit
Total reclassifications for the period	$1,433	$480	$4,117	$1,440	Net of tax

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

For the nine months ended September 26, 2015, and September 27, 2014, the effect of approximately 20.1 million and 20.3 million shares, respectively, related to the exchange of the 7% Notes for common stock and the issuance of common stock upon exercise of the Equity Awards, were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended September 26, 2015, and September 27, 2014 (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Numerator for basic and diluted (loss) income per share:
Loss from continuing operations	$(3,562)	$(14,030)	$(15,096)	$(71,655)
Income from discontinued operations, net of taxes	319	3,137	1,769	6,291
Net loss	$(3,243)	$(10,893)	$(13,327)	$(65,364)
Denominator for weighted average common shares outstanding:
Basic shares	67,874	67,296	67,817	66,709
Dilutive effect of 7% Notes	—	—	—	—
Dilutive effect of Equity Awards	—	—	—	—
Diluted shares	67,874	67,296	67,817	66,709

(Loss) income per share – basic:
Continuing operations	$(0.05)	$(0.21)	$(0.22)	$(1.07)
Discontinued operations	—	0.05	0.02	0.09
Net loss	$(0.05)	$(0.16)	$(0.20)	$(0.98)

(Loss) income per share – diluted:
Continuing operations	$(0.05)	$(0.21)	$(0.22)	$(1.07)
Discontinued operations	—	0.05	0.02	0.09
Net loss	$(0.05)	$(0.16)	$(0.20)	$(0.98)

15. Segment Information

The Company operates three operating and reportable segments: envelope, print and label. The envelope segment provides direct mail offerings and transactional and stock envelopes. The print segment provides a wide array of print offerings such as high-end printed materials including car brochures, advertising literature, corporate identity and brand marketing material, digital printing and content management. The label segment specializes in the design, manufacturing and printing of labels such as custom labels, overnight packaging labels and pressure-sensitive prescription labels.
Operating income (loss) of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses including stock-based compensation.

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets. Assets of discontinued operations primarily consist of assets of the Packaging Business.

The following tables present certain segment information (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net sales:
Envelope	$218,454	$227,069	$664,003	$698,333
Print	123,875	127,034	360,520	366,807
Label	77,454	81,492	238,296	242,653
Total	$419,783	$435,595	$1,262,819	$1,307,793
Operating income (loss):
Envelope	$17,746	$4,328	$49,297	$23,466
Print	1,541	6,340	6,207	11,079
Label	10,146	9,691	31,000	30,065
Corporate	(9,917)	(10,126)	(27,533)	(33,067)
Total	$19,516	$10,233	$58,971	$31,543
Restructuring and other charges:
Envelope	$181	$3,440	$3,318	$12,075
Print	4,473	(121)	6,340	2,483
Label	281	45	479	129
Corporate	548	2,032	1,392	3,451
Total	$5,483	$5,396	$11,529	$18,138
Depreciation and intangible asset amortization:
Envelope	$4,775	$4,556	$14,608	$14,844
Print	4,137	5,166	12,573	16,506
Label	2,006	1,837	6,000	5,485
Corporate	717	1,180	2,452	3,710
Total	$11,635	$12,739	$35,633	$40,545
Intercompany sales:
Envelope	$1,531	$1,966	$4,674	$4,725
Print	4,611	3,669	12,535	11,334
Label	1,342	907	3,010	3,163
Total	$7,484	$6,542	$20,219	$19,222

	September 26, 2015	December 27, 2014
Total assets:
Envelope	$439,897	$449,819
Print	276,683	277,564
Label	229,302	230,806
Corporate	55,483	60,520
Assets of discontinued operations	134,350	139,182
Total	$1,135,715	$1,157,891

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Related Party Transactions

Horizon Paper Co., Inc. (“Horizon”), whose Chairman was a member of the Company’s Board of Directors through September 10, 2015, has supplied raw materials to the Company. For the three and nine months ended September 26, 2015, purchases of raw materials from Horizon made by the Company were $0.6 million and $0.8 million, respectively. There were no transactions between Horizon and the Company during the three and nine months ended September 27, 2014. As of September 26, 2015 and December 27, 2014, the balance due to Horizon was $0.5 million and less than $0.1 million, respectively. Balances due to Horizon are generally settled in cash within 75 days of each transaction.
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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of September 26, 2015, and December 27, 2014, and for the three and nine months ended September 26, 2015, and September 27, 2014.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET September 26, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$7,016	$360	$2,198	$—	$9,574
Accounts receivable, net	—	125,776	119,427	—	—	245,203
Inventories	—	78,776	51,101	—	—	129,877
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	43,478	2,117	1,268	—	46,863
Assets of discontinued operations - current	—	—	50,208	6,173	—	56,381
Total current assets	—	291,984	226,458	9,639	(40,183)	487,898

Investment in subsidiaries	(643,752)	2,006,378	3,700	7,829	(1,374,155)	—
Property, plant and equipment, net	—	119,381	99,562	620	—	219,563
Goodwill	—	22,940	147,411	4,987	—	175,338
Other intangible assets, net	—	9,701	122,192	551	—	132,444
Other assets, net	—	38,890	3,148	465	—	42,503
Assets of discontinued operations - long-term	—	—	77,969	—	—	77,969
Total assets	$(643,752)	$2,489,274	$680,440	$24,091	$(1,414,338)	$1,135,715

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$989	$—	$—	$3,989
Accounts payable	—	135,137	75,299	299	—	210,735
Accrued compensation and related liabilities	—	28,212	4,844	926	—	33,982
Other current liabilities	—	60,847	12,686	854	—	74,387
Liabilities of discontinued operations - current	—	—	26,316	562	—	26,878
Intercompany payable (receivable)	—	1,516,994	(1,524,859)	7,865	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,744,190	(1,367,787)	13,751	(40,183)	349,971

Long-term debt	—	1,235,406	2,582	—	—	1,237,988
Other liabilities	—	153,430	37,253	(1,189)	—	189,494
Liabilities of discontinued operations - long-term	—	—	2,014	—	—	2,014
Shareholders’ (deficit) equity	(643,752)	(643,752)	2,006,378	11,529	(1,374,155)	(643,752)
Total liabilities and shareholders’ (deficit) equity	$(643,752)	$2,489,274	$680,440	$24,091	$(1,414,338)	$1,135,715

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended September 26, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$218,392	$200,548	$843	$—	$419,783
Cost of sales	—	187,614	159,795	—	—	347,409
Selling, general and administrative expenses	—	29,511	15,707	176	—	45,394
Amortization of intangible assets	—	239	1,622	120	—	1,981
Restructuring and other charges	—	4,875	608	—	—	5,483
Operating (loss) income	—	(3,847)	22,816	547	—	19,516
Interest expense, net	—	25,046	49	—	—	25,095
Intercompany interest (income) expense	—	(214)	214	—	—	—
Other (income) expense, net	—	(1,228)	64	(168)	—	(1,332)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(27,451)	22,489	715	—	(4,247)
Income tax (benefit) expense	—	(1,597)	666	246	—	(685)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(25,854)	21,823	469	—	(3,562)
Equity in (loss) income of subsidiaries	(3,243)	22,810	441	—	(20,008)	—
(Loss) income from continuing operations	(3,243)	(3,044)	22,264	469	(20,008)	(3,562)
(Loss) income from discontinued operations, net of taxes	—	(199)	546	(28)	—	319
Net (loss) income	(3,243)	(3,243)	22,810	441	(20,008)	(3,243)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(460)	(1,641)	(872)	—	2,973	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,181	252	—	—	1,433
Currency translation adjustment	—	—	(1,021)	(872)	—	(1,893)
Comprehensive (loss) income	$(3,703)	$(3,703)	$21,169	$(431)	$(17,035)	$(3,703)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the nine months ended September 26, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$653,778	$605,967	$3,074	$—	$1,262,819
Cost of sales	—	561,734	487,539	731	—	1,050,004
Selling, general and administrative expenses	—	87,595	48,424	540	—	136,559
Amortization of intangible assets	—	543	4,865	348	—	5,756
Restructuring and other charges	—	9,842	1,687	—	—	11,529
Operating (loss) income	—	(5,936)	63,452	1,455	—	58,971
Interest expense, net	—	75,833	168	—	—	76,001
Intercompany interest (income) expense	—	(765)	765	—	—	—
Loss on early extinguishment of debt, net	—	559	—	—	—	559
Other expense (income), net	—	(435)	(106)	(232)	—	(773)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(81,128)	62,625	1,687	—	(16,816)
Income tax (benefit) expense	—	(4,194)	1,976	498	—	(1,720)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(76,934)	60,649	1,189	—	(15,096)
Equity in (loss) income of subsidiaries	(13,327)	63,807	982	—	(51,462)	—
(Loss) income from continuing operations	(13,327)	(13,127)	61,631	1,189	(51,462)	(15,096)
Loss (income) from discontinued operations, net of taxes	—	(200)	2,176	(207)	—	1,769
Net (loss) income	(13,327)	(13,327)	63,807	982	(51,462)	(13,327)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	985	(2,880)	(890)	—	2,785	—
Changes in pension and other employee benefit accounts, net of taxes	—	3,865	252	—	—	4,117
Currency translation adjustment	—	—	(2,242)	(890)	—	(3,132)
Comprehensive (loss) income	$(12,342)	$(12,342)	$60,927	$92	$(48,677)	$(12,342)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 26, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,481	$86,182	$(85,589)	$(574)	$—	$1,500
Net cash provided by operating activities of discontinued operations	—	—	13,039	306	—	13,345
Net cash provided by (used in) operating activities	1,481	86,182	(72,550)	(268)	—	14,845
Cash flows from investing activities:
Capital expenditures	—	(14,315)	(4,693)	(237)	—	(19,245)
Cost of business acquisitions	—	(1,996)	—	—	—	(1,996)
Proceeds from sale of property, plant and equipment	—	586	885	—	—	1,471
Proceeds from sale of assets	—	—	2,180	—	—	2,180
Net cash used in investing activities of continuing operations	—	(15,725)	(1,628)	(237)	—	(17,590)
Net cash used in investing activities of discontinued operations	—	—	(1,864)	—	—	(1,864)
Net cash used in investing activities	—	(15,725)	(3,492)	(237)	—	(19,454)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(1,309)	—	—	—	(1,309)
Repayments of other long-term debt	—	(4,763)	1,418	—	—	(3,345)
Repayment of 11.5% senior notes due 2017	—	(22,720)	—	—	—	(22,720)
Purchase and retirement of common stock upon vesting of RSUs	(218)	—	—	—	—	(218)
Proceeds from exercise of stock options	2	—	—	—	—	2
Borrowings under ABL Facility due 2017	—	358,900	—	—	—	358,900
Repayments under ABL Facility due 2017	—	(328,500)	—	—	—	(328,500)
Intercompany advances	(1,265)	(76,014)	75,440	1,839	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,481)	(74,406)	76,858	1,839	—	2,810
Net cash used in financing activities of discontinued operations	—	—	(352)	—	—	(352)
Net cash (used in) provided by financing activities	(1,481)	(74,406)	76,506	1,839	—	2,458
Effect of exchange rate changes on cash and cash equivalents	—	—	(866)	330	—	(536)
Net (decrease) increase in cash and cash equivalents	—	(3,949)	(402)	1,664	—	(2,687)
Cash and cash equivalents at beginning of period	—	10,965	844	2,784	—	14,593
Cash and cash equivalents at end of period	—	7,016	442	4,448	—	11,906
Less cash and equivalents of discontinued operations	—	—	(82)	(2,250)	—	(2,332)
Cash and cash equivalents of continuing operations at end of period	$—	$7,016	$360	$2,198	$—	$9,574

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$767	$840	$—	$12,572
Accounts receivable, net	—	128,599	123,956	—	—	252,555
Inventories	—	71,108	47,783	—	—	118,891
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	43,027	2,055	2,246	—	47,328
Assets of discontinued operations - current	—	—	44,673	7,896	—	52,569
Total current assets	—	290,637	222,479	10,982	(40,183)	483,915

Investment in subsidiaries	(632,675)	1,944,300	3,608	7,829	(1,323,062)	—
Property, plant and equipment, net	—	120,949	106,318	556	—	227,823
Goodwill	—	25,540	144,811	5,191	—	175,542
Other intangible assets, net	—	10,011	127,158	850	—	138,019
Other assets, net	—	42,242	3,253	484	—	45,979
Assets of discontinued operations - long-term	—	—	86,613	—	—	86,613
Total assets	$(632,675)	$2,433,679	$694,240	$25,892	$(1,363,245)	$1,157,891

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$880	$—	$—	$3,880
Accounts payable	—	138,939	73,941	160	—	213,040
Accrued compensation and related liabilities	—	29,851	4,666	538	—	35,055
Other current liabilities	—	66,895	17,209	673	—	84,777
Liabilities of discontinued operations - current	—	—	22,671	1,532	—	24,203
Intercompany payable (receivable)	—	1,439,853	(1,449,613)	9,760	—	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,678,538	(1,293,308)	15,908	(40,183)	360,955

Long-term debt	—	1,227,397	1,273	—	—	1,228,670
Other liabilities	—	160,419	38,455	(1,453)	—	197,421
Liabilities of discontinued operations - long-term	—	—	3,520	—	—	3,520
Shareholders’ (deficit) equity	(632,675)	(632,675)	1,944,300	11,437	(1,323,062)	(632,675)
Total liabilities and shareholders’ (deficit) equity	$(632,675)	$2,433,679	$694,240	$25,892	$(1,363,245)	$1,157,891

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the three months ended September 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$230,496	$204,416	$683	$—	$435,595
Cost of sales	—	204,889	165,070	—	—	369,959
Selling, general and administrative expenses	—	30,705	17,201	188	—	48,094
Amortization of intangible assets	—	181	1,621	111	—	1,913
Restructuring and other charges	—	5,043	353	—	—	5,396
Operating (loss) income	—	(10,322)	20,171	384	—	10,233
Interest expense, net	—	25,893	108	—	—	26,001
Intercompany interest (income) expense	—	(341)	341	—	—	—
Loss on early extinguishment of debt, net	—	1,280	—	—	—	1,280
Other income, net	—	(674)	(53)	(44)	—	(771)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(36,480)	19,775	428	—	(16,277)
Income tax expense (benefit)	—	104	(2,351)	—	—	(2,247)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(36,584)	22,126	428	—	(14,030)
Equity in (loss) income of subsidiaries	(10,893)	25,683	917	—	(15,707)	—
(Loss) income from continuing operations	(10,893)	(10,901)	23,043	428	(15,707)	(14,030)
Income from discontinued operations, net of taxes	—	8	2,640	489	—	3,137
Net (loss) income	(10,893)	(10,893)	25,683	917	(15,707)	(10,893)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(587)	(1,067)	(293)	—	1,947	—
Changes in pension and other employee benefit accounts, net of taxes	—	480	—	—	—	480
Currency translation adjustment	—	—	(774)	(293)	—	(1,067)
Comprehensive (loss) income	$(11,480)	$(11,480)	$24,616	$624	$(13,760)	$(11,480)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) For the nine months ended September 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$699,188	$603,544	$5,061	$—	$1,307,793
Cost of sales	—	609,695	490,311	2,624	—	1,102,630
Selling, general and administrative expenses	—	98,211	49,416	556	—	148,183
Amortization of intangible assets	—	551	6,371	377	—	7,299
Restructuring and other charges	—	15,491	2,647	—	—	18,138
Operating (loss) income	—	(24,760)	54,799	1,504	—	31,543
Interest expense, net	—	80,235	305	—	—	80,540
Intercompany interest (income) expense	—	(827)	827	—	—	—
Loss on early extinguishment of debt, net	—	27,778	—	—	—	27,778
Other income, net	—	(448)	(243)	(21)	—	(712)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(131,498)	53,910	1,525	—	(76,063)
Income tax (benefit) expense	—	(1,873)	(2,837)	302	—	(4,408)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(129,625)	56,747	1,223	—	(71,655)
Equity in (loss) income of subsidiaries	(65,364)	64,072	1,477	—	(185)	—
(Loss) income from continuing operations	(65,364)	(65,553)	58,224	1,223	(185)	(71,655)
Income from discontinued operations, net of taxes	—	189	5,848	254	—	6,291
Net (loss) income	(65,364)	(65,364)	64,072	1,477	(185)	(65,364)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,106	(334)	289	—	(1,061)	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,440	—	—	—	1,440
Currency translation adjustment	—	—	(623)	289	—	(334)
Comprehensive (loss) income	$(64,258)	$(64,258)	$63,738	$1,766	$(1,246)	$(64,258)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,971	$(92,447)	$81,262	$(3,827)	$—	$(13,041)
Net cash provided by (used in) operating activities of discontinued operations	—	(846)	6,897	(271)	—	5,780
Net cash provided by (used in) operating activities	1,971	(93,293)	88,159	(4,098)	—	(7,261)
Cash flows from investing activities:
Capital expenditures	—	(16,515)	(5,771)	(47)	—	(22,333)
Purchase of investment	—	(2,000)	—	—	—	(2,000)
Proceeds from sale of property, plant and equipment	—	1,533	302	—	—	1,835
Net cash used in investing activities of continuing operations	—	(16,982)	(5,469)	(47)	—	(22,498)
Net cash provided by (used in) investing activities of discontinued operations	—	1,033	(4,346)	—	—	(3,313)
Net cash used in investing activities	—	(15,949)	(9,815)	(47)	—	(25,811)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000	—	—	—	540,000
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000	—	—	—	250,000
Payment of financing-related costs and expenses and debt issuance discounts	—	(35,721)	—	—	—	(35,721)
Repayments of other long-term debt	—	(4,477)	(1,667)	—	—	(6,144)
Repayment of 11.5% senior notes due 2017	—	(1,430)	—	—	—	(1,430)
Purchase and retirement of common stock upon vesting of RSUs	(562)	—	—	—	—	(562)
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)	—	—	—	(10,000)
Repayment of Term Loan Facility due 2017	—	(329,100)	—	—	—	(329,100)
Repayment of 8.875% senior second lien notes due 2018	—	(400,000)	—	—	—	(400,000)
Borrowings under ABL Facility due 2017	—	389,600	—	—	—	389,600
Repayments under ABL Facility due 2017	—	(363,500)	—	—	—	(363,500)
Intercompany advances	(1,409)	73,578	(76,035)	3,866	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,971)	108,950	(77,702)	3,866	—	33,143
Net cash used in financing activities of discontinued operations	—	—	(365)	—	—	(365)
Net cash (used in) provided by financing activities	(1,971)	108,950	(78,067)	3,866	—	32,778
Effect of exchange rate changes on cash and cash equivalents	—	—	4	9	—	13
Net (decrease) increase in cash and cash equivalents	—	(292)	281	(270)	—	(281)
Cash and cash equivalents at beginning of period	—	9,504	—	1,825	—	11,329
Cash and cash equivalents at end of period	—	9,212	281	1,555	—	11,048
Less cash and equivalents of discontinued operations	—	—	(82)	(728)	—	(810)
Cash and cash equivalents of continuing operations at end of period	$—	$9,212	$199	$827	$—	$10,238

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 27, 2014, which we refer to as our 2014 Form 10-K. Item 7 of our 2014 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 26, 2015. Cenveo, Inc. and its subsidiaries are referred to herein as "Cenveo," the "Company," "we," "our," or "us."

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

Business Overview
We are a diversified manufacturing company focused on print-related products. Our broad portfolio of products primarily includes envelope converting, commercial printing and label manufacturing. We operate a global network of strategically located manufacturing facilities, serving a diverse base of over 100,000 customers. Generally, print-related industries are highly fragmented and extremely competitive due to over-capacity and pricing pressures. We believe these factors will continue to impact our results of operations in the future; however, we believe our focus on our diverse product offerings, our improved cost structure and efforts to improve our capital structure will allow for us to return value to our shareholders.
Our business strategy has been, and continues to be, focused on improving our sales and operating income performance, pursuing and integrating strategic acquisitions, improving our capital structure, and maintaining reasonable levels of financial flexibility. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost structure and deliver quality product offerings to our customers.

We operate our business in three complementary reportable segments: the envelope segment, the print segment and the label segment.

Envelope. We are the largest envelope manufacturer in North America. On September 16, 2013, we enhanced our manufacturing capabilities and reduced capacity in the envelope industry with the acquisition of certain assets of National Envelope Corporation, which we refer to as National. Our envelope segment represented approximately 52.0% and 52.6% of our net sales for the three and nine months ended September 26, 2015, respectively.

Our envelope segment offers direct mail products used for customer solicitations and transactional envelopes used for billing and remittance by end users including financial institutions, insurance companies and telecommunications companies. We also produce a broad line of specialty and stock envelopes which are sold through wholesalers, and to the office product market through direct customer relationships or distributor channels.

Print. We are one of the leading commercial printers in North America. On August 10, 2015, we added to our print operations by acquiring certain assets of Asendia USA, Inc., which we refer to as Asendia. The acquired assets provide letter shop, data processing, bindery and digital printing offerings. Our print segment represented approximately 29.5% and 28.5% of our net sales for the three and nine months ended September 26, 2015, respectively.

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

Label.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. Our label segment represented approximately 18.5% and 18.9% of our net sales for the three and nine months ended September 26, 2015, respectively.

Our label segment produces a diverse line of custom labels for a broad range of industries including manufacturing, warehousing, packaging, food and beverage, and health and beauty, which we sell through extensive networks of distributors or within similar resale channels. We provide direct mail and overnight packaging labels, food and beverage labels, and shelf and scale labels for national and regional customers. We produce pressure-sensitive prescription labels for the retail pharmacy chain market.

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and nine months ended September 26, 2015, and September 27, 2014, followed by a discussion of the results of operations of each of our reportable segments for the same periods.
2015 Overview
Our strategic focus for 2015 has been to continue to improve our operating margins subsequent to the completion of our integration of National, which was substantially complete as we exited 2014, through profitability improvement and cost reduction actions as well as reviewing options for our non-strategic assets or product lines, while maintaining focus on improving our capital structure.

Improving Operating Margins

We believe the accelerated integration plan we completed during 2014 to integrate National has begun to provide meaningful improvements in our envelope segment's operating results with gross profit increasing $13.8 million and operating income increasing $25.8 million for the first nine months of 2015.

Over the last two years, we have completed select downsizing and consolidation of our commercial print assets, activities that we believe will allow us to continue to serve a broad range of customers in targeted geographic locations, as well as with our national customer base. These consolidations have also allowed us to lower our fixed cost infrastructure within our print operations.

We also continue to focus on strategic investments, capital expenditures and acquisitions in areas we believe will strengthen our manufacturing platform, improve our operating margin performance or provide additional product offerings.

Strategic Asset Review

During the second quarter of the 2015, we began actively moving forward with our plan to review and potentially divest certain non-strategic assets. We believe there are certain product lines within our operating segments that do not align with our long-term strategic plan, and could potentially be better suited with other organizations.

During the third quarter of 2015, we completed two small strategic transactions, which we refer to as the Label transactions, which will help facilitate the exit of two non-core product lines reported within our label operating segment. As a result of these transactions, we received $2.2 million in cash proceeds, primarily from selling customer lists.

Over the course of the second and third quarters of 2015, we have been actively marketing for sale our folded carton and shrink sleeve packaging businesses along with our one top-sheet lithographic print operation, which together we refer to as the Packaging Business, to multiple strategic parties. As of the end of the third quarter, management has been given the appropriate authority to move forward with these strategic parties on a potential sale of the Packaging Business; therefore, the assets, liabilities, operations and cash flows of the Packaging Business have been reclassified as discontinued operations for all periods presented. While there can be no assurance that we will ultimately reach an agreement with any of the strategic parties or the timing of reaching such agreement, we believe that we will do so within a reasonable period of time, not to exceed one year.

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

The June 2014 refinancing had provided us greater flexibility to address our higher interest rate debt instruments. Since the completion of the refinancing, we have: (i) extinguished $25.3 million of our 11.5% senior notes due 2017, which we refer to as our 11.5% Notes, during 2014 and 2015; (ii) exchanged $3.0 million of our $86.3 million 7% senior exchangeable notes due 2017, which we refer to as our 7% Notes, for approximately one million shares of our common stock; and (iii) extinguished $2.0 million of our 8.500% Notes. During the remainder of 2015, we will use cash flow generated from operations and any proceeds from non-strategic asset sales, to the extent allowable by our indentures, to continue to address our highest interest rate debt instruments.

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

Reportable Segments

We operate three complementary reportable segments: the envelope segment, the print segment and the label segment.

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three and nine month reporting periods each consisted of 13 weeks and 39 weeks, respectively, and ended on September 26, 2015, and September 27, 2014.

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$419,783	$435,595	$1,262,819	$1,307,793
Operating income (loss):
Envelope	$17,746	$4,328	$49,297	$23,466
Print	1,541	6,340	6,207	11,079
Label	10,146	9,691	31,000	30,065
Corporate	(9,917)	(10,126)	(27,533)	(33,067)
Total operating income	19,516	10,233	58,971	31,543
Interest expense, net	25,095	26,001	76,001	80,540
Loss on early extinguishment of debt, net	—	1,280	559	27,778
Other income, net	(1,332)	(771)	(773)	(712)
Loss from continuing operations before income taxes	(4,247)	(16,277)	(16,816)	(76,063)
Income tax benefit	(685)	(2,247)	(1,720)	(4,408)
Loss from continuing operations	(3,562)	(14,030)	(15,096)	(71,655)
Income from discontinued operations, net of taxes	319	3,137	1,769	6,291
Net loss	$(3,243)	$(10,893)	$(13,327)	$(65,364)
(Loss) income per share – basic:
Continuing operations	$(0.05)	$(0.21)	$(0.22)	$(1.07)
Discontinued operations	—	0.05	0.02	0.09
Net loss	$(0.05)	$(0.16)	$(0.20)	$(0.98)

(Loss) income per share – diluted:
Continuing operations	$(0.05)	$(0.21)	$(0.22)	$(1.07)
Discontinued operations	—	0.05	0.02	0.09
Net loss	$(0.05)	$(0.16)	$(0.20)	$(0.98)

Net Sales

Net sales decreased $15.8 million, or 3.6%, in the third quarter of 2015, as compared to the third quarter of 2014. Sales in our envelope segment decreased $8.6 million, sales in our label segment decreased $4.0 million and sales in our print segment decreased $3.2 million.

Net sales decreased $45.0 million, or 3.4%, in the first nine months of 2015, as compared to the first nine months of 2014. Sales in our envelope segment decreased $34.3 million, sales in our print segment decreased $6.3 million and sales in our label segment decreased $4.4 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $9.3 million, or 90.7%, in the third quarter of 2015, as compared to the third quarter of 2014. This increase was due to: (i) an increase in operating income from our envelope segment of $13.4 million; (ii) an increase in operating income from our label segment of $0.5 million; and (iii) a reduction in corporate expenses of $0.2 million, partially offset by a decline in operating income of $4.8 million from our print segment.

Operating income increased $27.4 million, or 87.0%, in the first nine months of 2015, as compared to the first nine months of 2014. This increase was due to: (i) increased operating income from our envelope segment of $25.8 million; (ii) a reduction in corporate expenses of $5.5 million; and (iii) an increase in operating income from our label segment of $0.9 million, partially offset by a decline in operating income of $4.9 million from our print segment.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $0.9 million to $25.1 million in the third quarter of 2015, as compared to $26.0 million in the third quarter of 2014. The decrease was primarily due to principal repayments made on our 11.5% Notes earlier in 2015. Interest expense in the third quarter of 2015 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.3%. This compares to average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.3% in the third quarter of 2014.

Interest expense decreased $4.5 million to $76.0 million in the first nine months of 2015, as compared to $80.5 million in the first nine months of 2014. The decrease was primarily due to: (i) a lower weighted average interest rate as a result of the debt refinancing in the second quarter of 2014; and (ii) principal repayments made on our 11.5% Notes. Interest expense in the first nine months of 2015 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.3%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.6% in the first nine months of 2014.

We expect interest expense in the fourth quarter of 2015 will be lower than the same period in 2014, primarily due to principal repayments made on our 11.5% Notes.

Loss on Early Extinguishment of Debt

During the nine months ended September 26, 2015, we recorded a loss on early extinguishment of debt of $0.6 million related to the repurchase of $22.6 million of our 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, $0.2 million related to the write-off of original issuance discount, and $0.2 million related to a premium paid over the principal amount upon repurchase.

In the third quarter of 2014, we extinguished $1.4 million of our 11.5% Notes. In connection with the extinguishment, we recorded a loss on early extinguishment of debt of $0.1 million, all of which is related to the write-off of original issuance discount.

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

Other Income

During the third quarter and the first nine months of 2015, we recognized other income, net, of $1.3 million and $0.8 million, respectively. Other income, net, for both periods in 2015 is primarily related to cash proceeds of $2.2 million received during the third quarter of 2015 related to the Label transactions.

Income Taxes

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)		(in thousands)
Income tax benefit from U.S. operations	$(931)	$(2,316)	$(2,218)	$(4,712)
Income tax expense from foreign operations	246	69	498	304
Income tax benefit	$(685)	$(2,247)	$(1,720)	$(4,408)
Effective income tax rate	16.1%	13.8%	10.2%	5.8%

Income Tax Expense

In the third quarter of 2015, we had an income tax benefit of $0.7 million, compared to an income tax benefit of $2.2 million in the third quarter of 2014. The tax benefit for the third quarter of 2015 and the tax benefit for the third quarter of 2014 primarily related to income taxes on our domestic operations.

In the first nine months of 2015, we had an income tax benefit of $1.7 million, compared to an income tax benefit of $4.4 million in the first nine months of 2014. The tax benefit for the first nine months of 2015 and the tax benefit for the first nine months of 2014 primarily related to income taxes on our domestic operations.

Our effective tax rate for the three and nine months ended 2015 and 2014 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets in the U.S. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2015.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $150.5 million as of September 26, 2015. Deferred tax assets related to foreign tax credit carryforwards also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance. During the nine months ended September 26, 2015, our valuation allowance related to these deferred tax assets was unchanged at $7.0 million.

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

(Loss) Income from Discontinued Operations, Net of Taxes
Over the course of the second and third quarters of 2015, we have been actively marketing for sale our folded carton and shrink sleeve packaging businesses along with our one top-sheet lithographic print operation, which together we refer to as the Packaging Business, to multiple strategic parties. As of the end of the third quarter, management has been given the appropriate authority to move forward with these strategic parties on a potential sale of the Packaging Business We have classified the assets, liabilities, operations and cash flows of the Packaging Business as discontinued operations for all periods presented.
In the third quarter of 2015, income from discontinued operations was $0.3 million, primarily comprised of income related to the Packaging Business, net of tax expense of $0.5 million.
In the first nine months of 2015, income from discontinued operations was $1.8 million, primarily comprised of income related to the Packaging Business, net of tax expense of $1.4 million.
In the third quarter of 2014, income from discontinued operations was $3.1 million, primarily comprised of income related to the Packaging Business, net of tax expense of $2.0 million.
In the first nine months of 2014, income from discontinued operations was $6.3 million, primarily comprised of income related to the Packaging Business, net of tax expense of $4.0 million. Included in income from discontinued operations, we recognized a $1.6 million gain related to a 2013 divestiture, net of tax expense of $1.0 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)		(in thousands)
Segment net sales	$218,454	$227,069	$664,003	$698,333
Segment operating income	$17,746	$4,328	$49,297	$23,466
Operating income margin	8.1%	1.9%	7.4%	3.4%
Restructuring and other charges	$181	$3,440	$3,318	$12,075

Segment Net Sales

Segment net sales for our envelope segment decreased $8.6 million, or 3.8%, in the third quarter of 2015, as compared to the third quarter of 2014. Segment net sales for our envelope segment decreased $34.3 million, or 4.9%, in the first nine months of 2015, as compared to the first nine months of 2014. These decreases were primarily due to volume declines resulting from the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities over the course of 2014, partially offset by product mix and our ability to increase prices to certain customers.

Segment Operating Income

Segment operating income for our envelope segment increased $13.4 million, or 310.0%, in the third quarter of 2015, as compared to the third quarter of 2014. The increase was primarily due to: (i) higher gross margin of $8.8 million, primarily due to our ability to increase prices to certain customers and lower fixed costs resulting from the integration of National with our existing operations; (ii) lower restructuring and other charges of $3.3 million; and (iii) lower selling, general and administrative expenses of $1.3 million, primarily resulting from lower integration costs related to the integration of National with our existing operations.

Segment operating income for our envelope segment increased $25.8 million, or 110.1%, in the first nine months of 2015, as compared to the first nine months of 2014. The increase was primarily due to: (i) higher gross margin of $13.8 million, primarily due to our ability to increase prices to certain customers and lower fixed costs resulting from the integration of National with our existing operations; (ii) lower restructuring and other charges of $8.8 million; and (iii) lower selling, general and administrative expenses of $3.2 million, primarily resulting from lower integration costs related to the integration of National with our existing operations.

Print

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)		(in thousands)
Segment net sales	$123,875	$127,034	$360,520	$366,807
Segment operating income	$1,541	$6,340	$6,207	$11,079
Operating income margin	1.2%	5.0%	1.7%	3.0%
Restructuring and other charges	$4,473	$(121)	$6,340	$2,483

Segment Net Sales

Segment net sales for our print segment decreased $3.2 million, or 2.5%, in the third quarter of 2015, as compared to the third quarter of 2014. This decrease was primarily due to sales declines resulting from the closure of a print facility during the first quarter of 2015, as well as continued pricing pressure and volume declines within our commercial print products, which was partially offset by increased volumes and new account wins within our publisher services products.

Segment net sales for our print segment decreased $6.3 million, or 1.7%, in the first nine months of 2015, as compared to the first nine months of 2014. This decrease was primarily due to sales declines resulting from the closure of a print facility during the first quarter of 2015 and two print facilities during the first quarter of 2014 as well as continued pricing pressure and volume declines within our commercial print products. These declines were partially offset by increased volumes and new account wins within our publisher services products.

Segment Operating Income

Segment operating income for our print segment decreased $4.8 million, or 75.7%, in the third quarter of 2015, as compared to the third quarter of 2014. The decrease was primarily due to: (i) higher restructuring and other charges of $4.6 million; and (ii) lower gross margin of $1.9 million during the quarter, primarily due to pricing pressures and product mix. These decreases were partially offset by lower selling, general and administrative expenses of $1.8 million due to lower selling expenses and cost reduction initiatives.

Segment operating income for our print segment decreased $4.9 million, or 44.0%, in the first nine months of 2015, as compared to the first nine months of 2014. The decrease was primarily due to: (i) lower gross margin of $5.9 million during the quarter, primarily due to pricing pressures and product mix; and (ii) higher restructuring and other charges of $3.9 million partially offset by: i) lower selling, general and administrative expenses of $3.5 million due to lower selling expenses and cost reduction initiatives; and ii) lower amortization expense of $1.4 million related to the accelerated retirement of a trade name in the first half of 2014.

Label

	For the Three Months Ended		For the Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
	(in thousands)		(in thousands)
Segment net sales	$77,454	$81,492	$238,296	$242,653
Segment operating income	$10,146	$9,691	$31,000	$30,065
Operating income margin	13.1%	11.9%	13.0%	12.4%
Restructuring and other charges	$281	$45	$479	$129

Segment Net Sales

Segment net sales for our label segment decreased $4.0 million, or 5.0%, in the third quarter of 2015, as compared to the third quarter of 2014, primarily due to decreased volume from certain retail customers as well as volume declines in our coated labels business, partially offset by favorable pricing mix in our prescription label business.

Segment net sales for our label segment decreased $4.4 million, or 1.8%, in the first nine months of 2015, as compared to the first nine months of 2014. This decrease was primarily due to decreased volume from certain retail customers as well as volume declines in our coated labels business, partially offset by favorable pricing mix in our prescription label business and increased volumes in our custom labels business.

Segment Operating Income

Segment operating income for our label segment increased $0.5 million, or 4.7%, in the third quarter of 2015, as compared to the third quarter of 2014. This increase was primarily due to lower selling, general and administrative expenses of $0.7 million due to e-commerce and information technology initiatives in 2014 as well as other cost reduction initiatives in both 2014 and 2015, partially offset by higher restructuring and other charges of $0.2 million due to activities under 2015 restructuring and cost savings plans.

Segment operating income for our label segment increased $0.9 million, or 3.1%, in the first nine months of 2015, as compared to the first nine months of 2014. The increase was primarily due to lower selling, general and administrative expenses of $1.8 million due to e-commerce and information technology initiatives in 2014 as well as other cost reduction initiatives in both 2014 and 2015 partially offset by: (i) lower gross margin of $0.5 million, primarily due to a decline in sales; and (ii) higher restructuring and other charges of $0.4 million due to the elimination of duplicative headcount.

Corporate Expenses

Corporate expenses include the costs of running our corporate headquarters. Corporate expenses decreased $0.2 million in the third quarter of 2015, as compared to the third quarter of 2014, primarily due to costs related to the integration of certain assets of National incurred during 2014, partially offset by higher stock compensation expense of $0.7 million in 2015.

Corporate expenses decreased $5.5 million in the first nine months of 2015, as compared to the first nine months of 2014, primarily due to lower restructuring and other charges of $2.1 million in 2015, costs related to the integration of certain assets of National incurred during 2014, lower depreciation expense of $1.3 million, and lower stock-based compensation expense of $0.5 million.

Restructuring and Other Charges

Restructuring

We currently have two active cost savings, restructuring and integration plans, which are related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions and the closure of certain manufacturing facilities. We refer to these plans as the 2015 Plan and the 2014 Plan.

During the first nine months of 2015, we implemented the 2015 Plan and completed the 2014 Plan. We also completed our plan to integrate certain assets of National, which we refer to as the National Plan, by completing the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities. We expect restructuring and other charges in 2015 to be substantially less than those incurred in 2014 primarily due to the nature and extent of the National Plan, which was implemented in the third quarter of 2013 and substantially completed in the fourth quarter of 2014.

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

During the third quarter of 2015, as a result of our restructuring and integration activities, we incurred $5.5 million of restructuring and other charges, which included multi-employer pension withdrawal expenses of $4.2 million, $0.7 million of employee separation costs, building clean-up and other expenses of $0.4 million, and equipment moving expenses of $0.1 million.

During the first nine months of 2015, as a result of our restructuring and integration activities, we incurred $11.5 million of restructuring and other charges, which included multi-employer pension withdrawal expenses of $4.6 million, $2.4 million of employee separation costs, $2.1 million of net non-cash charges on long-lived assets, building clean-up and other expenses of $1.9 million, lease termination expenses of $0.4 million, and equipment moving expenses of $0.2 million.

During the third quarter of 2014, as a result of our restructuring and integration activities, we incurred $5.4 million of restructuring and other charges, which included $2.7 million of employee separation costs, building clean-up and other expenses of $1.8 million, equipment moving expenses of $1.2 million, lease termination expenses of $0.3 million, and multi-employer pension withdrawal expenses of $0.2 million. Additionally, we recognized income of $0.7 million related to the sale of a closed facility within our print segment.

During the first nine months of 2014, as a result of our restructuring and integration activities, we incurred $18.1 million of restructuring and other charges, which included $6.4 million of employee separation costs, building clean-up and other expenses of $4.4 million, equipment moving expenses of $2.8 million, lease termination expenses of $2.0 million, $1.4 million of net non-cash charges on long-lived assets, and multi-employer pension withdrawal expenses of $1.1 million.

As of September 26, 2015, our total restructuring liability was $22.3 million, of which $3.7 million is included in other current liabilities and $18.6 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $20.7 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and nine months ended September 26, 2015, and September 27, 2014.

Liquidity and Capital Resources

Net Cash Provided By (Used In) Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $1.5 million in the first nine months of 2015, primarily due to our net loss adjusted for non-cash items of $34.6 million, partially offset by: (i) a use of cash of $23.1 million from working capital; and (ii) pension and other postretirement plan contributions of $5.6 million. The use of cash from working capital primarily resulted from: (i) a use of cash from inventory, due to the timing of orders from our customers; and (ii) the timing of interest payments on our long-term debt and timing of payments to our vendors, partially offset by a source of cash from accounts receivables due to the timing of collections from and sales to our customers.

Net cash used in operating activities of continuing operations was $13.0 million in the first nine months of 2014, primarily due to: (i) a use of cash of $6.3 million from working capital; (ii) pension and postretirement plan contributions of $11.5 million; and (iii) cash payments made related to restructuring plans, net of cash restructuring expense, of $5.8 million. The use of working capital primarily resulted from: (i) a use of cash from other working capital changes primarily due to certain vendor arrangements; and (ii) a use of cash from accounts receivables due to the timing of collections from and sales to our customers. This use of cash was partially offset by our net loss adjusted for non-cash items of $9.9 million.

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

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $17.6 million in the first nine months of 2015, primarily resulting from capital expenditures of $19.2 million, and $2.0 million of cash used in the acquisition of Asendia during the third quarter. This was partially offset by cash proceeds from the Label transactions of $2.2 million, and the sale of property, plant and equipment of $1.5 million.

Net cash used in investing activities of continuing operations was $22.5 million in the first nine months of 2014, primarily resulting from: (i) capital expenditures of $22.3 million; and (ii) the purchase of an investment of $2.0 million. These uses of cash were offset in part by proceeds received from the sale of property, plant and equipment of $1.8 million.

Our debt agreements limit capital expenditures to $45.0 million in 2015 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2014. We estimate that we will spend approximately $5.0 million on capital expenditures for the remainder of 2015, after considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.
Net Cash Used In Investing Activities of Discontinued Operations. Represents the net cash used in our Discontinued Operations related to investing activities. In the first nine months of 2014, the cash provided by discontinued investing activities of $3.3 million is comprised of net cash proceeds received in 2014 related to the sale of Custom Envelope, as well as capital expenditures made by our Packaging Business.

Net Cash Provided By Financing Activities. Net cash provided by financing activities of continuing operations was $2.8 million in the first nine months of 2015, primarily due to net borrowings of $30.4 million under our ABL Facility, partially offset by: (i) the extinguishment of $22.6 million of our 11.5% Notes; (ii) various repayments on other long-term debt totaling $3.3 million; and (iii) the payment of $1.3 million of financing-related costs and expenses.

Net cash provided by financing activities of continuing operations was $33.1 million in the first nine months of 2014, primarily due to: (i) net borrowings of $26.1 million under our ABL Facility; and (ii) net cash proceeds from the 6.000% Notes and 8.500% Notes and the related refinancing of the Term Loan Facility and 8.875% Notes, after payment of financing-related costs and expenses. These sources of cash were partially offset by: (i) the repayment in full of our Unsecured Term Loan of $10.0 million; (ii) the payment of other long-term debt of $6.1 million; and (iii) the extinguishment of $1.4 million of our 11.5% Notes.

Net Cash Used In Financing Activities of Discontinued Operations. Represents the net cash used in financing activities of our Discontinued Operations.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of September 26, 2015, an increase of $9.4 million from December 27, 2014. This increase was primarily due to net borrowings of $30.4 million under our ABL Facility during the first nine months of 2015, partially offset by the repayment of $22.6 million of our 11.5% Notes. As of September 26, 2015, approximately 86% of our debt outstanding was subject to fixed interest rates. As of October 26, 2015, we had approximately $51.4 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations as business needs and market conditions warrant.

Note Repurchases

We may from time to time seek to purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

During the nine months ended September 26, 2015, we extinguished $22.6 million of our 11.5% Notes.

Letters of Credit

As of September 26, 2015, we had outstanding letters of credit of approximately $19.2 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

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

As of September 26, 2015, we were in compliance with all covenants under our long-term debt.

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

As of September 26, 2015, we had variable rate debt outstanding of $177.4 million. A change of 1% to the current London Interbank Offered Rate, which we refer to as LIBOR, would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We are exposed to market risk for changes in foreign currency exchange rates, primarily the Indian rupee. For the three and nine months ended September 26, 2015, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have had a minimal impact to our sales and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of September 26, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 26, 2015, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 26, 2015, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.10
Intercreditor Agreement, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein, Bank of America, N.A., as ABL Agent, and The Bank of New York Mellon, as Collateral Agent with respect to the 6.000% Senior Priority Notes due 2019--incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed July 1, 2014.

4.11
Intercreditor Agreement, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein, Bank of America, N.A., as ABL Agent, The Bank of New York Mellon, as Collateral Agent with respect to the 6.000% Senior Priority Notes due 2019, and The Bank of New York Mellon, as Collateral Agent with respect to the 8.500% Junior Priority Secured Notes due 2022--incorporated by reference to Exhibit 4.6 to registrant's current report on Form 8-K filed July 1, 2014.

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