Form 10-K
period 2016-01-02
CENVEO, INC
filed 2016-02-26
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2016
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
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  Large accelerated filer  ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 27, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $118,702,646 based on the closing sale price as reported on the New York Stock Exchange.
As of February 25, 2016, the registrant had 67,873,560 shares of common stock, par value $0.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part II (Item 5) and Part III of this form (Items 11, 12, 13 and 14, and part of Item 10) is incorporated by reference from the Registrant’s Proxy Statement to be filed pursuant to Regulation 14A with respect to the Registrant’s Annual Meeting of Shareholders to be held on or about April 28, 2016.

CENVEO, INC. AND SUBSIDIARIES

PART I
Item 1.  Business

Overview

We are a diversified manufacturing company focused on print-related products. Our broad portfolio of products includes envelope converting, commercial printing, and label manufacturing. We operate a global network of strategically located manufacturing facilities, serving a diverse base of customers. We operate our business in three complementary reportable segments: envelope, print and label.

Envelope. We are the largest envelope manufacturer in North America. Our envelope segment had net sales of $908.7 million, $929.5 million and $749.9 million and operating income of $66.4 million, $29.6 million and $39.8 million in 2015, 2014 and 2013, respectively. Total assets for our envelope segment were $445.4 million and $449.8 million as of the years ended 2015 and 2014, respectively. Our envelope segment represented approximately 52.2% of our consolidated net sales for the year ended 2015.

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

Print. We are one of the leading commercial printers in North America. Our print segment had net sales of $511.0 million, $507.9 million and $501.5 million and operating income (loss) of $15.1 million, $16.9 million and $(8.9) million in 2015, 2014 and 2013, respectively. Total assets for our print segment were $266.1 million and $277.6 million as of the years ended 2015 and 2014, respectively. Our print segment represented approximately 29.3% of our consolidated net sales for the year ended 2015.

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

Label.  We are a leading label manufacturer and the largest North American prescription label manufacturer for retail pharmacy chains. Our label segment had net sales of $322.1 million, $323.9 million and $337.3 million and operating income of $39.5 million, $38.3 million and $38.2 million in 2015, 2014 and 2013, respectively. Total assets for our label segment were $223.5 million and $230.8 million as of the years ended 2015 and 2014, respectively. Our label segment represented approximately 18.5% of our consolidated net sales for the year ended 2015.

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

Acquisitions and Divestitures
Acquisitions

On August 7, 2015, we acquired certain assets of Asendia USA, Inc., which we refer to as Asendia. The acquired assets provide letter shop, data processing, bindery and digital printing offerings. We also acquired approximately 40 employees.

On September 16, 2013, we acquired certain assets of National Envelope Corporation, which we refer to as National. National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with our acquisition. National manufactured and distributed envelope products for the wholesale, billing, financial, direct mail and office products markets and had approximately 1,600 employees. We believe the acquisition of certain assets of National enhanced our manufacturing capabilities and reduced capacity in the envelope industry.

We may, from time to time, complete acquisitions in areas we believe will strengthen our manufacturing platform, improve our operating margin performance or provide additional product offerings.

See Note 2 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion regarding our acquisitions.

Divestitures

During the second and third quarters of 2015, we began actively moving forward with our plan to review and potentially divest certain non-strategic assets, which did not fit within our long-term strategy. As a result of this strategic review, during the first quarter of 2016, we completed the sale of our folded carton and shrink sleeve packaging businesses, along with our one top-sheet lithographic print operation, which we refer to as the Packaging Business.

On September 28, 2013, we completed the sale of our Custom Envelope Group, which we refer to as Custom Envelope. Additionally, during the second quarter of 2013, we decided to exit the San Francisco market and closed a manufacturing facility located there.

As a result, the financial results of the Packaging Business, Custom Envelope and the San Francisco facility have been accounted for as discontinued operations. Our historical, consolidated financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented. See Note 3 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion regarding our discontinued operations.

Collectively, we refer to these businesses as the Discontinued Operations.

Our Business Strategy
Our business strategy has been, and continues to be, focused on improving our operating margins, improving our capital structure and providing quality product offerings to our customers. We also are continuing to review options for our non-strategic assets and product lines. We also continue to make strategic investments and focused capital expenditures. The strategic investments focus on improving our ecommerce customer experience. Our focused capital expenditures in label equipment included two new digital presses that were added in 2015 and the initiation of a multi-phased, multi-year plan to reinvest into state-of-the-art labeling equipment, which should significantly increase our capabilities, minimize machine downtime and allow for margin expansion within our label operations.

Improving Operating Margins

Subsequent to the completion of our integration of National, which was substantially complete at the end of 2014, we continued to focus on profitability improvement and cost reduction actions. We believe the accelerated integration plan we completed during 2014 to integrate National provided meaningful improvements in our envelope segment's operating results. Additionally, over the last two years, we have completed select downsizing and consolidation of our commercial print assets, activities that we believe will allow us to continue to serve a broad range of customers in targeted geographic locations, as well as with our national customer base. These consolidations have allowed us to lower our fixed cost infrastructure within our print operations while expanding our customer experience.

Improving our Capital Structure

Since the beginning of 2012, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leveraged loan and high yield debt market conditions. As a result of that focus, over the last three years, we have reduced our outstanding debt and significantly lowered our weighted average interest rate, which has resulted in annual cash interest savings of approximately $20 million. We have been able to accomplish this while reinvesting cash into our businesses via four acquisitions and focused capital expenditures.

Provide Quality Product Offerings

We conduct regular reviews of our product offerings, manufacturing processes and distribution methods to ensure that they meet the changing needs of our customers. We are also investing in digital and variable technology as we have seen increased customer demand for these technologies. By expanding our product offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market or product.
Our Industry

The overall industry for print-related products is highly fragmented with excess capacity. We face price sensitivity and price pressures in many of our businesses. The information set forth below is applicable to the operating environments within our segments.
Raw Materials

The primary materials used in our businesses are paper, ink, film, offset plates and chemicals, with paper accounting for the majority of total material costs.  We purchase these materials from a number of key suppliers and have not experienced any significant difficulties in obtaining the raw materials necessary for our operations. However, in times of limited supply, we have occasionally experienced minor delays in delivery.  We believe we purchase our materials and supplies at competitive prices, primarily due to the size and scope of our purchasing power; however, our businesses are sensitive to pressure related to increases in the cost of materials used in the production of our products.

Patents, Trademarks and Trade Names
Our sales do not materially depend upon any single patent or group of related patents; however, we do market products under a number of trademarks and trade names. We also hold or have rights to use various patents relating to our businesses. Our patents expire between 2016 and 2032 and our trademarks expire between 2016 and 2030.

Seasonality
Our envelope market and certain segments of the direct mail market have historically experienced seasonality with a higher percentage of volume of products sold to these markets during the third and fourth quarters of the year, primarily related to back-to-school campaigns and holiday purchases.
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
Our custom label business has historically experienced a seasonal increase in net sales during the first and second quarters of the year, primarily resulting from the release of our product catalogs to the trade channel customers and our customers’ spring advertising campaigns. Our prescription label business has historically experienced seasonality in net sales due to cold and flu seasons, generally concentrated in the fourth and first quarters of the year. As a result of these seasonal variations, some of our label operations operate at or near capacity at certain times throughout the year.
Backlog

Backlog generally is not considered a significant factor in our business due to the relatively short delivery periods and frequent inventory turnover many of our businesses experience. Our backlog of customer orders to be produced or shipped was approximately $104.9 million and $104.7 million as of the years ended 2015 and 2014, respectively.
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
Employees
We employed approximately 7,300 people worldwide as of the end of January 2016, approximately 23% of whom were members of various local labor unions. Collective bargaining agreements, each of which cover the workers at a particular facility, expire from time to time and are negotiated separately. Accordingly, we believe no single collective bargaining agreement is material to our operations as a whole.
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

Name	Age	Position	Year Elected to Present Position
Robert G. Burton, Sr.	75	Chairman and Chief Executive Officer	2005
Robert G. Burton, Jr.	40	President	2011
Scott J. Goodwin	38	Chief Financial Officer	2012
Michael G. Burton	38	Chief Operating Officer	2014
Ian R. Scheinmann	47	Senior Vice President, Legal Affairs and Corporate Secretary	2010/2015
Robert G. Burton, Sr.  Mr. Burton, 75, has been Cenveo’s Chairman and Chief Executive Officer since September 2005. In January 2003, he formed Burton Capital Management, LLC, a company which invests in manufacturing companies, and has been its Chairman, Chief Executive Officer and sole managing member since its formation. From December 2000 through December 2002, Mr. Burton was the Chairman, President, and Chief Executive Officer of Moore Corporation Limited, a leading printing company with over $2.0 billion in revenue for fiscal year 2002.  Preceding his employment at Moore, Mr. Burton was Chairman, President, and Chief Executive Officer of Walter Industries, Inc., a diversified holding company.  From April 1991 through October 1999, he was the Chairman, President, and Chief Executive Officer of World Color Press, Inc., a $3.0 billion diversified printing company. From 1981 through 1991, he held a series of senior executive positions at Capital Cities/ABC, including President of ABC Publishing.  Mr. Burton was also employed for 10 years as a senior executive of SRA, the publishing division of IBM.
Robert G. Burton, Jr. Mr. Burton, Jr., 40, has served as Cenveo’s President since August 10, 2011. From December 2010 to August 2011, Mr. Burton was President of Corporate Operations, with a primary focus on M&A, Treasury, IT, Human Resources, Legal and Investor Relations. From September 2005 to December 2010, Mr. Burton was EVP of Investor Relations, Treasury, HR and Legal at Cenveo. He has been a member of the Chairman’s Executive Committee since joining Cenveo. From 2004 to 2005, Mr. Burton was also President of Burton Capital Management, LLC and was the primary investment officer before he joined Cenveo on September 12, 2005. Mr. Burton has over 16 years of business experience as an Investor Relations, M&A and financial professional. Mr. Burton also served as the Senior Vice President, Investor Relations and Corporate Communications for Moore Wallace Incorporated (and its predecessor, Moore Corporation) from December 2001 to May 2003. Mr. Burton served as Vice President, Investor Relations of Walter Industries in 2000. From 1996 through December 1999, Mr. Burton held various management positions at World Color Press, Inc., including Vice President, Investor Relations. Mr. Burton earned a Bachelor of Arts degree from Vanderbilt University.

Scott J. Goodwin. Mr. Goodwin, 38, has served as Cenveo's Chief Financial Officer since August 2012 and was Chief Accounting Officer from April 2012 to August 2012.  From June 2009 to April 2012, Mr. Goodwin served as Cenveo's Corporate Controller. Mr. Goodwin joined Cenveo as its Assistant Corporate Controller in June 2006.  Prior to joining Cenveo, Mr. Goodwin spent seven years in public accounting at Deloitte & Touche LLP.  Mr. Goodwin is a Certified Public Accountant and received his degree in accounting from The Citadel.

Michael G. Burton. Mr. Burton, 38, has served as Cenveo’s Chief Operating Officer since July 2014. From July 2013 to July 2014, Mr. Burton served as President, Print, Label and Packaging Group. In November 2010 Mr. Burton became President of the Label division and subsequently became responsible for the Packaging division in January 2012. From September 2005 to November 2010, Mr. Burton was Senior Vice President, Operations with a primary focus on, Procurement, Information Technology, Environmental Health & Safety, and Human Resources. From 2003 to 2005, Mr. Burton was also Executive Vice President, Operations of Burton Capital Management, LLC. He was a founding member of this group before he joined Cenveo on September 12, 2005. Mr. Burton was previously Vice President of Commercial & Subsidiary Operations, a $600 million division of Moore Corporation Limited. Mr. Burton received his Bachelor of Arts degree from the University of Connecticut where he was captain of the football team.

Ian R. Scheinmann. Mr. Scheinmann, 47, has served as Cenveo’s Senior Vice President, Legal Affairs since August 2010. From May 2010 until August 2010, he served as Cenveo’s in-house real estate counsel.  He has also served as Cenveo’s Corporate Secretary since June 2015.  Prior to joining Cenveo, Mr. Scheinmann was Cenveo’s outside real estate counsel as a member of Rudoler & DeRosa, LLC where his practice covered a wide range of real estate and business transactions.  Prior to joining Rudoler & DeRosa, Mr. Scheinmann was a real estate shareholder with Greenberg Traurig, LLP from August 2002 until March 2009. From 1995 until 2002, he was engaged in private practice with (i) Dilworth Paxson, LLP (September 2000 until July 2002); (ii) Anderson, Kill and Olick, P.C. (November 1996 until May 2000); and (iii) Weiner Lesniak (October 1995 until October 1996).  Mr. Scheinmann received his B.S.B.A. from the John M. Olin School of Business at Washington University, St. Louis, Missouri and his J.D. with honors from Seton Hall University School of Law.
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
Available Information
Our Internet address is: www.cenveo.com. References to our website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this document. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, as soon as reasonably practicable after such documents are filed electronically with the Securities and Exchange Commission, which we refer to as the SEC. Our Code of Business Conduct and Ethics is also posted on our website. In addition, our earnings conference calls are archived for replay on our website. In May 2015, we submitted to the New York Stock Exchange a certificate of our Chief Executive Officer certifying he is not aware of any violation by us of New York Stock Exchange corporate governance listing standards. See further discussion in "Risk Factors" in Item 1A. We also filed as exhibits to our annual report on Form 10-K for our year ended 2014 certificates of the Chief Executive Officer and Chief Financial Officer as required under Section 302 of the Sarbanes-Oxley Act.
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
United States and global economic conditions could adversely affect us.
The United States and global economic conditions affect our results of operations and financial position. A significant part of our business relies on our customers’ printing spend. A prolonged downturn in the global economy and an uncertain economic outlook could further reduce the demand for printed materials and related offerings that we provide our customers. Consequently, reductions or delays in our customers’ spending could adversely impact our results of operations, financial position and cash flows. We believe any extended economic uncertainty will impact our operating results.
Our substantial level of indebtedness could materially adversely affect our financial condition, liquidity and ability to service or refinance our debt, and prevent us from fulfilling our business obligations.
We currently have a substantial amount of outstanding indebtedness, which requires significant principal and interest payments. Approximately $442.1 million of this indebtedness matures in the next 12 to18 months. As of our year ended 2015, our total indebtedness was approximately $1.2 billion, principally comprised of $148.2 million outstanding principal amount under the asset-based revolving credit facility, which we refer to as the ABL Facility; $540.0 million outstanding principal amount of 6.000% senior priority secured notes due 2019, which we refer to as the 6.000% Notes; $248.0 million outstanding principal amount of 8.500% junior priority secured notes due 2022, which we refer to as the 8.500% Notes; $199.7 million outstanding principal amount of 11.5% senior notes due 2017, which we refer to as the 11.5% Notes; and $83.3 million in outstanding principal amount of 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes.
We are subject to the risks normally associated with near-maturity substantial indebtedness, including the risk that our cash flow revenues will be insufficient to meet our debt obligations or to fund our other liquidity needs, and the risk that we may be unable to restructure or refinance all, or a portion of, our debt to avoid defaulting on our debt obligations or to meet other business needs. In addition, a refinancing of our existing indebtedness could result in higher interest rates, could require us to comply with more onerous covenants further restricting our business operations, or could be restricted by another one of our outstanding debt instruments. Our substantial level of indebtedness and the maturities thereof could also materially adversely affect our future operations, by, for example:

•
requiring a substantial portion of our cash flow from operations to be dedicated to the payment of principal and interest on indebtedness thereby reducing the availability of our cash flow to fund working capital, capital expenditures, acquisitions and other business purposes;

•	making it more difficult for us to satisfy all of our debt obligations, thereby increasing the risk of triggering a cross-default provision;

•	increasing our vulnerability to economic downturns or other adverse developments relative to less leveraged competitors;

•	limiting our ability to obtain additional financing for working capital, capital expenditures, acquisitions or other corporate purposes in the future;

•	increasing our cost of borrowing to satisfy business needs; or

•	requiring refinancing, the successful completion of which cannot be assured.

Our ability to pay the principal of, or to reduce or refinance, our outstanding indebtedness depends on many factors.
The ABL Facility is scheduled to mature in February 2017, the 11.5% Notes and 7% Notes are scheduled to mature in May 2017, the 6.000% Notes are scheduled to mature in August 2019 and the 8.500% Notes are scheduled to mature in September 2022. We currently anticipate that, in order to timely pay the principal amount of our outstanding indebtedness, of which approximately $442.1 million matures in the next 12 to 18 months, as scheduled or upon the occurrence of any event of default or in the event that our cash flows from operations are insufficient to allow us to pay the principal amount of our indebtedness at maturity, we may be required to restructure or refinance our indebtedness, seek to sell assets or operations, seek to sell additional debt securities or seek additional financing from third parties. We may be unable to take any of these actions due to a variety of general economic, financial, competitive, commercial or other market factors beyond our control or constraints in our debt instruments, including, but not limited to, market conditions being unfavorable for a debt issuance, additional financing not being available from third parties or that the transactions may not be permitted under the terms of the various debt instruments then in effect, such as due to restrictions on the incurrence of additional debt, creation of liens and/or dispositions of assets. Such actions may not enable us to satisfy our cash requirements or enable us to comply with the financial covenants under our debt instruments if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.
The future state of the credit markets, including any volatility and/or tightening of the credit markets and reduction in credit availability, could adversely impact our ability to restructure, refinance or replace our outstanding indebtedness at or prior to their respective maturity dates, which would have a material adverse effect on our business, financial condition and/or results of operations.
Under the ABL Facility, we may elect to extend the maturity date of the ABL Facility to April 2018 if prior to January 14, 2017, we have purchased, redeemed, defeased or otherwise refinanced the 11.5% Notes, such that no more than $10.0 million of such 11.5% Notes remain outstanding. There can be no assurances that we may successfully achieve such purchase, redemption, defeasance or other refinancing on terms acceptable to the Company, if at all.
The terms of our indebtedness impose significant restrictions on our operating and financial flexibility.
The agreements governing our outstanding indebtedness contain a number of significant restrictions and covenants which limit our ability (subject in each case to limited exceptions) to, among other things:

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
The ABL Facility also contains a negative covenant restricting dispositions, including dispositions the aggregate book value of which exceeds $35.0 million. Such dispositions are permitted, however, if within 360 days after the receipt of any net proceeds from such dispositions, we apply all of the net proceeds thereof: (i) to be reinvested in the business of the Company; (ii) to repay obligations under the ABL Facility under certain circumstances; or (iii) to make an offer to purchase the 6.000% Notes. Each of the indentures governing the 6.000% Notes, 8.500% Notes and 11.5% Notes also contains a negative covenant requiring us to apply any net proceeds from an asset sale: (i) to be reinvested in the business of the Company; (ii) to repay certain of our indebtedness; or (iii) to make an offer to purchase the 6.000% Notes, 8.500% Notes or 11.5% Notes, respectively. On January 19, 2016, we completed the sale of our Packaging Business, realizing total cash proceeds of approximately $86.6 million, net of transaction costs. As a result, by January 13, 2017 we must apply such net proceeds as described above. Our failure to do so would result in a default under the ABL Facility and each of the indentures governing the 6.000% Notes, 8.500% Notes and 11.5% Notes. Such a default could cause the indebtedness outstanding under the ABL Facility and each of the 6.000% Notes, 8.500% Notes and 11.5% Notes, and, by reason of cross-acceleration or cross-default provisions, the 7% Notes, and any other indebtedness we may then have, to become immediately due and payable for which we would not have sufficient resources to satisfy.
In addition, the ABL Facility contains a minimum consolidated fixed charge coverage ratio with which, under certain circumstances, we must comply on a quarterly basis. Our ability to meet such fixed charge coverage ratio may be affected by events beyond our control, such as further deterioration in general economic conditions. We are also required to provide certain financial information on a quarterly basis. Our failure to maintain the fixed charge coverage ratio or effective internal controls could, in certain circumstances, prevent us from borrowing additional amounts, and could result in a default under the ABL Facility. Such a default could cause the indebtedness outstanding under the ABL Facility, and, by reason of cross-acceleration or cross-default provisions, the 6.000% Notes, the 8.500% Notes, the 11.5% Notes and the 7% Notes, and any other indebtedness we may then have, to become immediately due and payable for which we would not have sufficient resources to satisfy.
If any such defaults occur and if we are unable to repay those amounts, the lenders under the ABL Facility and indentures governing the 6.000% Notes and 8.500% Notes could initiate a bankruptcy or liquidation proceeding, or proceed against the collateral granted to them which secures that indebtedness. If the lenders under the ABL Facility and/or indentures governing the 6.000% Notes and/or 8.500% Notes were to accelerate the repayment of outstanding borrowings, we would not have sufficient resources to repay our indebtedness.

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
We have received notices from the New York Stock Exchange, which we refer to as the NYSE, that we did not meet its continued listing requirements. If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common shares, which would have an adverse impact on the trading volume, liquidity and market price of our common shares.
On January 19, 2016, we received notice from the NYSE that we do not satisfy the NYSE’s continued listing standard requiring the average closing price of the our common stock to be at least $1.00 per share for 30 consecutive trading days. The notice has had no immediate impact on the listing of our common stock. We have 180 days from the date of the notice to regain compliance with the NYSE’s $1.00 minimum share price requirement. We can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period our common shares have a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month. Additionally on February 11, 2016, we received a notice from the NYSE that we do not satisfy the NYSE’s continued listing standard requirement that our average global market capitalization be at least $50.0 million for 30 consecutive trading days. Although, as with the initial notice, this notice also has no immediate impact on the listing of our common stock, for this second notice we have 180 days to regain compliance with the NYSE’s minimum average global market capitalization requirement. If we are unable to maintain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE. As a result of such a delisting, we would likely have our common stock quoted on the Over-the-Counter Bulletin Board or over the counter, in order to have our common stock continue to be traded on a public market. Securities that trade over the counter generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE may also preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain key employees. In addition, because issuers whose securities trade over the counter are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE would significantly disrupt the ability of investors to trade our common stock and could materially and adversely affect the value and liquidity of our securities.

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
We depend on good labor relations.
As of the end of January 2016, we employed approximately 7,300 people worldwide, approximately 23% of whom were members of various local labor unions.  If our unionized employees were to engage in a concerted strike or other work stoppage, or if other employees were to become unionized, we could experience a disruption of operations, higher labor costs or both.  A lengthy strike could result in a material decrease in our cash flow or profitability.
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
Item 1B.   Unresolved Staff Comments
None.

Item 2. Properties
We currently occupy 46 manufacturing facilities within our continuing operations, primarily in North America, of which 15 are owned and 31 are leased. We lease our corporate headquarters space in Stamford, Connecticut and we lease additional facilities for our sales and support teams. We believe we have adequate facilities to conduct our current and future operations.
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
Our Common Stock is traded on the NYSE under the symbol "CVO." As of January 26, 2016, there were 547 shareholders of record and, as of that date, we estimate there were approximately 8,072 beneficial owners holding stock in nominee or "street" name. The following table sets forth, for the periods indicated, the range of the high and low closing prices for our Common Stock as reported by the NYSE:

2015	High	Low
First Quarter	$2.18	$1.85
Second Quarter	2.58	1.96
Third Quarter	2.22	1.53
Fourth Quarter	2.03	0.85

2014	High	Low
First Quarter	$3.85	$3.04
Second Quarter	3.77	2.89
Third Quarter	3.80	2.66
Fourth Quarter	2.61	1.40
We have not paid a dividend on our Common Stock since our incorporation and do not anticipate paying dividends in the foreseeable future as the instruments governing a portion of our debt obligations limit our ability to pay Common Stock dividends.

For both the years ended 2015 and 2014, we had 25,000 shares of preferred stock authorized, of which no shares were issued or outstanding.
See Note 12 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information regarding our stock-based compensation plans. Compensation information required by Item 11 will be presented in our 2016 definitive proxy statement, which is incorporated herein by reference.

The graph below compares five-year returns of our Common Stock with those of the S&P 500 Index and the S&P 1500 Commercial Printing Index. The graph assumes that $100 was invested as of our year ended 2010 in each of our Common Stock, the S&P 500 Index, and the S&P 1500 Commercial Printing Index and that all dividends were reinvested. The S&P 1500 Commercial Printing Index is a capitalization weighted index designed to measure the performance of all NYSE-traded stocks in the commercial printing sector.

	Years Ended
	2010	2011	2012	2013	2014	2015
Cenveo	100.00	63.67	50.56	64.42	39.33	16.32
S&P 500 Index	100.00	102.11	118.45	156.81	178.28	180.74
S&P 1500 Commercial Printing Index	100.00	107.40	97.08	197.37	202.07	182.77

Item 6.  Selected Financial Data
The following table sets forth our selected financial and operating data for the years ended January 2, 2016, December 27, 2014, December 28, 2013, December 29, 2012 and December 31, 2011, which we refer to as the years ended 2015, 2014, 2013, 2012 and 2011, respectively.
The following consolidated selected financial data has been derived from, and should be read in conjunction with, the related consolidated financial statements, either elsewhere in this report or in reports we have previously filed with the SEC. Additionally, it reflects the retroactive adjustment of amounts for our Packaging Business, Custom Envelope, our San Francisco manufacturing facility, Documents Group and our wide-format papers business to give recognition to the discontinued operations for all periods presented.

CENVEO, INC. AND SUBSIDIARIES (in thousands, except per share data)

	Years Ended
Statement of Operations:	2015	2014	2013	2012	2011
Net sales	$1,741,779	$1,761,315	$1,588,702	$1,544,073	$1,638,843
Restructuring and other charges	12,576	21,526	12,586	26,066	17,238
Impairment of intangible assets	—	—	24,493	—	—
Operating income	83,793	42,774	32,041	80,214	87,224
Loss (gain) on early extinguishment of debt, net	1,252	27,449	11,324	12,487	(4,011)
Loss from continuing operations (2)	(19,461)	(95,053)	(86,276)	(94,321)	(20,969)
(Loss) income from discontinued operations, net of taxes (1)(3)(4)(5)	(11,390)	11,190	17,490	14,434	12,404
Net loss(1)(2)(3)(4)(5)	(30,851)	(83,863)	(68,786)	(79,887)	(8,565)
Loss per share from continuing operations:
Basic	(0.29)	(1.42)	(1.34)	(1.48)	(0.33)
Diluted	(0.29)	(1.42)	(1.34)	(1.48)	(0.33)
(Loss) income per share from discontinued operations:
Basic	(0.16)	0.17	0.27	0.22	0.19
Diluted	(0.16)	0.17	0.27	0.22	0.19
Net loss per share:
Basic	(0.45)	(1.25)	(1.07)	(1.26)	(0.14)
Diluted	(0.45)	(1.25)	(1.07)	(1.26)	(0.14)

Balance Sheet data:
Total assets	$1,079,915	$1,135,721	$1,195,316	$1,179,156	$1,376,650
Total long-term debt, including current maturities	1,208,623	1,210,380	1,166,784	1,160,835	1,229,558
__________________________

(1)	Includes a non-cash loss on sale of the Packaging Business of $5.0 million. Additionally, we recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction.

(2)	Includes $40.6 million and $56.5 million valuation allowance charges related to deferred tax assets for the years ended 2013 and 2012, respectively.

(3)	Includes $14.9 million gain on sale of discontinued operations, net of tax expense of $10.7 million for the year ended 2013.

(4)	Includes $6.3 million loss on sale of discontinued operations, net of tax benefit of $2.6 million for the year ended 2012.

(5)	Includes $13.5 million goodwill impairment charges for the year ended 2011.

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

Introduction and Executive Overview

We are a diversified manufacturing company focused on print-related products. Our broad portfolio of products includes envelope converting, commercial printing, and label manufacturing. We operate a global network of strategically located manufacturing facilities, serving a diverse base of customers ranging from Fortune 100 companies to individual consumers. Our business strategy has been, and continues to be, focused on improving our operating margins, improving our capital structure and providing quality product offerings to our customers.

See Part 1, Item 1 of this Form 10-K for a more complete description of our business.
2015 Overview/2016 Outlook
Generally, print-related industries remain highly fragmented and extremely competitive due to over-capacity and pricing pressures. We believe these factors, combined with uncertain economic conditions in the United States, will continue to impact our results of operations. However, we believe the diversification of our revenue and operating income along with the market dynamics that exist within certain markets in which we operate, such as envelope converting, are not as fragmented or competitive as commercial print markets. As such, we believe that our position in specific niche print markets will provide an opportunity for us to have operating trends that perform better than certain other print dynamic markets.
Our current management focus is on the following areas:

Improving Operating Margins

Subsequent to the completion of our integration of National, which was substantially complete at the end of 2014, we continued to focus on profitability improvement and cost reduction actions. We believe the accelerated integration plan we completed during 2014 to integrate National provided meaningful improvements in our envelope segment's operating results with gross profit increasing $23.1 million and operating income increasing $36.8 million during 2015.

Additionally, over the last two years, we have completed select downsizing and consolidation of our commercial print assets, activities that we believe will allow us to continue to serve a broad range of customers in targeted geographic locations, as well as with our national customer base. These consolidations have also allowed us to lower our fixed cost infrastructure within our print operations while expanding our customer experience.

We also continue to make strategic investments and focused capital expenditures within our labels operations. The strategic investments focus on improving our ecommerce customer experience. Our focused capital expenditures in label equipment included two new digital presses that were added in 2015 and the initiation of a multi-phased, multi-year plan to reinvest into state-of-the-art labeling equipment, which should significantly increase our capabilities, minimize machine downtime and allow for further margin expansion within our label operations.

Strategic Asset Review

During the second and third quarters of 2015, we began actively moving forward with our plan to review and potentially divest certain non-strategic assets, which did not fit within our long-term strategy. As a result of this strategic review, during the first quarter of 2016, we completed the sale of our Packaging Business, realizing substantial net cash proceeds and expanding our liquidity position.

During the third quarter of 2015, we also completed two small strategic transactions, which we refer to as the Label Transactions, which will help facilitate the exit of two non-core product lines reported within our label operating segment. As a result of these transactions, we received $2.2 million in cash proceeds, primarily from selling customer lists.

We believe there continues to be opportunities for further non-strategic transactions ranging in various magnitudes given our desire to tighten our management focus, minimize non-core product lines and minimize future growth opportunities within certain product markets.

Improving our Capital Structure

Since the beginning of 2012, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leveraged loan and high yield debt market conditions. As a result of that focus, over the last three years, we have reduced our outstanding debt and significantly lowered our weighted average interest rate, which has resulted in annual cash interest savings of approximately $20 million. We have been able to accomplish this while reinvesting cash into our businesses via four acquisitions and focused capital expenditures.

On June 26, 2014, we issued $540.0 million aggregate principal amount of our 6.000% Notes, and $250.0 million aggregate principal amount of our 8.500% Notes. Net proceeds from the 6.000% Notes and 8.500% Notes were used to refinance: (i) the $360 million secured term loan facility, which we refer to as the Term Loan Facility, which at the time had a remaining principal balance of $327.3 million; and (ii) the 8.875% senior second lien notes due 2018, which we refer to as the 8.875% Notes, which at the time had a remaining principal balance of $400.0 million. Additionally, in June 2014, we used cash on hand of $9.4 million to repay in full the remaining principal balance on our unsecured $50.0 million aggregate principal amount term loan due 2017, which we refer to as the Unsecured Term Loan. These transactions resulted in reductions in future cash interest expense, elimination of maintenance covenants within our capital structure and a significant extension of our existing maturities. On June 10, 2014, we entered into Amendment No. 2 to the ABL Facility, which amended the ABL Facility in order to allow the issuance of the 6.000% Notes and 8.500% and the related refinancing transactions.

The June 2014 refinancing and the sale of the Packaging Business have provided us greater flexibility to address our higher interest rate debt instruments. Since the completion of the refinancing, we have: (i) extinguished $25.3 million of our 11.5% Notes during 2014 and 2015; (ii) exchanged $3.0 million of our 7% Notes, for approximately one million shares of our common stock; and (iii) extinguished $2.0 million of our 8.500% Notes. During the first quarter of 2016 to date, we have extinguished $34.5 million of our 7% Notes and $10.0 million of our 11.5% Notes. In connection with these retirements, we have recorded gains on early extinguishment of $16.5 million and $5.1 million, respectively, which primarily relates to a discount from the principal amount upon repurchase. During the remainder of 2016, we will use cash flow generated from operations and any proceeds from non-strategic asset sales, to the extent allowable by our indentures, to continue to address our highest interest rate debt instruments.

On January 30, 2015, we entered into Amendment No. 3 to the ABL Facility, and an accompanying Increasing Lender Agreement on February 4, 2015, pursuant to which the borrowing capacity was increased by $10 million to $240 million. Among other things, this amendment increased our flexibility to use the proceeds of any future asset sales to prepay our other indebtedness. The amendment also generally increased our flexibility to prepay outstanding indebtedness, make acquisitions and other investments, and pay dividends, subject to the satisfaction of certain conditions.
Acquisitions

On August 7, 2015, we acquired certain assets of Asendia. The acquired assets provide letter shop, data processing, bindery and digital printing offerings. We also acquired approximately 40 employees.

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

Discontinued Operations

During the second and third quarters of 2015, we began actively moving forward with our plan to review and potentially divest certain non-strategic assets. As a result of this strategic review, during the first quarter of 2016, we completed the sale of our Packaging Business.

In September of 2013, we completed the sale of Custom Envelope within our envelope segment. During the second quarter of 2013, we decided to exit the San Francisco market and closed a manufacturing facility within our print segment.

The financial results for these transactions have been accounted for as discontinued operations for all periods presented.

Reportable Segments

We operate three complementary reportable segments: envelope, print and label. Prior to the disposition of the Packaging Business, we operated four operating segments: envelope, print, label and packaging. Based upon similar economic characteristics and management reporting, prior to the disposition of the Packaging Business, we previously aggregated the label and packaging operating segments to have a total of three reportable segments: envelope, print and label and packaging.

Consolidated Operating Results

This MD&A includes an overview of our consolidated results of operations for 2015, 2014 and 2013 followed by a discussion of the results of operations of each of our reportable segments for the same periods. Our results for the years ended 2015 and 2014 include the operating results of National for a full year. National's results of operations are included in our operating results for the year ended 2013 from September 16, 2013, the date of acquisition.

A summary of our consolidated statements of operations is presented below.  The summary presents reported net sales and operating income (loss). See Segment Operations below for a summary of net sales and operating income (loss) of our reportable segments we use internally to assess our operating performance. Our reporting periods for 2015, 2014 and 2013 consisted of 53, 52 and 52 week periods, respectively, and ended on January 2, 2016, December 27, 2014, and December 28, 2013, respectively. We refer to such periods herein as: (i) the year ended 2015; (ii) the year ended 2014; and (iii) the year ended 2013. All references to years and year-ends herein relate to fiscal years rather than calendar years.

	For The Years Ended
	2015	2014	2013
	(in thousands, except per share amounts)
Net sales	$1,741,779	$1,761,315	$1,588,702
Operating income (loss):
Envelope	$66,424	$29,602	$39,775
Print	15,122	16,908	(8,902)
Label	39,533	38,310	38,182
Corporate	(37,286)	(42,046)	(37,014)
Total operating income	83,793	42,774	32,041
Gain on bargain purchase	—	—	(17,262)
Interest expense, net	100,805	106,661	112,579
Loss on early extinguishment of debt, net	1,252	27,449	11,324
Other income, net	(3,196)	(442)	(2,485)
Loss from continuing operations before income taxes	(15,068)	(90,894)	(72,115)
Income tax expense	4,393	4,159	14,161
Loss from continuing operations	(19,461)	(95,053)	(86,276)
(Loss) income from discontinued operations, net of taxes	(11,390)	11,190	17,490
Net loss	$(30,851)	$(83,863)	$(68,786)
(Loss) income per share – basic:
Continuing operations	$(0.29)	$(1.42)	$(1.34)
Discontinued operations	(0.16)	0.17	0.27
Net loss	$(0.45)	$(1.25)	$(1.07)

(Loss) income per share – diluted:
Continuing operations	$(0.29)	$(1.42)	$(1.34)
Discontinued operations	(0.16)	0.17	0.27
Net loss	$(0.45)	$(1.25)	$(1.07)

Net Sales

Net sales decreased $19.5 million, or 1.1%, in 2015, as compared to 2014, primarily due to lower sales from our envelope segment of $20.8 million and lower sales from our label segment of $1.8 million, partially offset by higher sales from our print segment of $3.1 million.

Net sales increased $172.6 million, or 10.9%, in 2014, as compared to 2013, due to higher sales from our envelope segment of $179.6 million and higher sales from our print segment of $6.4 million, offset by lower sales from our label segment of $13.4 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $41.0 million, or 95.9%, in 2015, as compared to 2014. This increase was due to: (i) an increase in operating income from our envelope segment of $36.8 million; (ii) lower corporate expenses of $4.8 million; and (iii) an increase in operating income from our label segment of $1.2 million, partially offset by a decline in operating income from our print segment of $1.8 million.

Operating income increased $10.7 million, or 33.5%, in 2014, as compared to 2013. This increase was due to: (i) an increase in operating income from our print segment of $25.8 million; and (ii) an increase in operating income from our label segment of $0.1 million, partially offset by: (i) a decrease in operating income from our envelope segment of $10.2 million; and (ii) higher corporate expenses of $5.0 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Gain on Bargain Purchase

                During 2013, in connection with the acquisition of certain assets of National, we recognized a bargain purchase gain of approximately $17.3 million.

Interest Expense

Interest expense decreased $5.9 million to $100.8 million in 2015, as compared to $106.7 million in 2014. The decrease was primarily due to a lower weighted average interest rate in 2015, primarily due to principal repayments made on our 11.5% Notes during 2015. Interest expense in 2015 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.2%, compared to the average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.6% in 2014.

Interest expense decreased $5.9 million to $106.7 million in 2014, as compared to $112.6 million in 2013. The decrease was primarily due to a lower weighted average interest rate in 2014 as a result of: (i) the debt refinancings in the second quarters of 2013 and 2014; and (ii) principal repayments made on our Unsecured Term Loan and on our Term Loan Facility, since the first quarter of 2013 using cash flow from operations and proceeds from the sale of Custom Envelope. Interest expense in 2014 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.6%, compared to the average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 8.2% in 2013.

Loss on Early Extinguishment of Debt
During the year ended 2015, we recorded a total loss on early extinguishment of debt of $1.3 million. We paid in full our existing equipment loan, which had a remaining principal balance at the time of $12.3 million. In connection with this extinguishment, we recorded a loss on early extinguishment of $0.7 million, of which $0.5 million related to the write-off of unamortized debt issuance costs and $0.2 million related to prepayment fees. Additionally, we recorded a loss on early extinguishment of debt of $0.6 million related to the repurchase of $22.6 million of our 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, $0.2 million related to the write-off of original issuance discount, and $0.2 million related to a premium paid over the principal amount upon repurchase.

During the year ended 2014, we recorded a total loss on early extinguishment of debt of $27.4 million. We extinguished a total of $2.7 million of our 11.5% Notes. In connection with these retirements, we recorded a total loss on early extinguishment of debt of $0.1 million. During the year ended 2014, we extinguished $2.0 million of our 8.500% Notes. In connection with the extinguishment, we recorded a gain on early extinguishment of debt of $0.4 million. In connection with the exchange of $3.0 million of our 7% Notes, we incurred a non-cash induced conversion expense of $1.1 million, which was recorded as a loss on early extinguishment of debt. During the year ended 2014, we extinguished our Term Loan Facility and 8.875% Notes. In connection with this extinguishment, we recorded a loss on early extinguishment of debt of approximately $9.0 million, of which $5.8 million related to the write-off of unamortized debt issuance costs, and $3.2 million related to the write-off of original issuance discount. Additionally, in connection with the issuance of the 6.000% Notes and 8.500% Notes, we expensed debt issuance costs of $16.5 million, of which $1.6 million related to fees paid to third parties. We also used cash on hand of $9.4 million to repay in full the remaining principal balance on the Unsecured Term Loan. In connection with the extinguishment of the Unsecured Term Loan, we recorded a loss on early extinguishment of debt of approximately $1.0 million, of which $0.6 million related to the write-off of unamortized debt issuance costs, and $0.4 million related to the write-off of original issuance discount.

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

Other Income, Net

During the year ended 2015, we recognized other income, net, of $3.2 million. This is primarily comprised of a gain on sale of a manufacturing facility within our print segment of $3.1 million and cash proceeds of $2.2 million received during the third quarter of 2015 related to the Label Transactions, partially offset by other non-operating expenses and losses related to foreign currency exchange.

During the year ended 2013, we recognized other income, net, of $2.5 million. This is primarily comprised of receipts under a gain sharing arrangement in connection with the acquisition of National.

Income Taxes

	For The Years Ended
	2015	2014	2013
	(in thousands)
Income tax expense from U.S. operations	$3,533	$3,660	$13,443
Income tax expense from foreign operations	860	499	718
Income tax expense	$4,393	$4,159	$14,161
Effective income tax rate	(29.2)%	(4.6)%	(19.6)%

Income Tax Expense

In 2015, we had an income tax expense of $4.4 million and our effective tax rate during 2015 differed from the federal statutory rate primarily as a result of having a full valuation allowance related to our net deferred tax assets in the United States. We do not believe our unrecognized tax benefits will change significantly in the next twelve months.
In 2014, we had an income tax expense of $4.2 million and our effective tax rate during 2014 differed from the federal statutory rate primarily as a result of having a full valuation allowance related to our net deferred tax assets.
In 2013, we had an income tax expense of $14.2 million and our effective tax rate during 2013 differed from the federal statutory rate primarily due to a non-cash valuation allowance charge related to our net deferred tax assets.

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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressure we have experienced in certain of our product lines, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $144.4 million as of the year ended 2015. Deferred tax assets related to certain state net operating losses also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance, the balance of which, as of the year ended 2015, was $18.8 million.
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
Income from Discontinued Operations, net of taxes
On January 19, 2016, we completed the sale of our Packaging Business. We received total cash proceeds of approximately $86.6 million, net of transaction costs of $6.4 million. In the fourth quarter of 2015, we recorded a non-cash loss on sale of discontinued operations of $5.0 million. We recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction. In addition to the proceeds, $5.0 million of purchase price consideration has been held in escrow and will be paid to the Company subject to the satisfaction of certain conditions, which is expected to be completed within 90 days of the closing date. In accordance with the guidance in ASC 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the operating results of our Packaging Business, as well as the non-cash loss on sale of discontinued operations, are reported in discontinued operations in our consolidated financial statements for all periods presented herein.
During the second quarter of 2013, we exited the San Francisco market and closed a manufacturing facility within the print segment. Additionally, in the third quarter of 2013, we completed the sale of Custom Envelope within our envelope segment. The results of operations and cash flows of these businesses are reflected within discontinued operations for all periods presented herein, including the related tax effects.

During 2015, loss from discontinued operations was $11.4 million due to: (i) a non-cash loss on sale of discontinued operations of $5.0 million; and (ii) a loss from operations of our Packaging Business of $7.8 million, which was partially offset by a tax benefit of $1.4 million.
During 2014, income from discontinued operations was $11.2 million, primarily comprised of: (i) income from operations of our Packaging Business of $7.3 million; (ii) a $2.5 million gain related to the sale of Custom Envelope; and (iii) a tax benefit of $1.3 million.
During 2013, income from discontinued operations was $17.5 million, which includes: (i) the gain on the sale of Custom Envelope of $14.9 million, net of tax expense of $10.7 million; (ii) income from operations related to Custom Envelope of $4.0 million, net of tax expense of $2.7 million; (iii) income from operations of our Packaging Business of $0.8 million, including a tax benefit of $0.5 million, partially offset by a loss from operations related to San Francisco of $2.2 million, net of a tax benefit of $0.1 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For The Years Ended
	2015	2014	2013
	(in thousands)
Segment net sales	$908,718	$929,518	$749,898
Segment operating income	$66,424	$29,602	$39,775
Operating income margin	7.3%	3.2%	5.3%
Restructuring and other charges	$3,500	$14,181	$5,476

Segment Net Sales

Segment net sales for our envelope segment decreased $20.8 million, or 2.2%, in 2015, as compared to 2014. Net sales for our envelope operations decreased primarily due to decreased capacity in our envelope platform due to the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities, partially offset by: (i) price increases and product mix changes with certain customers; and (ii) incremental sales resulting from a 53 week fiscal year in 2015, as compared to a 52 week fiscal year in 2014.

Segment net sales for our envelope segment increased $179.6 million, or 24.0%, in 2014, as compared to 2013. Net sales for our envelope operations increased primarily due to: (i) sales generated from the integration of certain assets of National with our operations, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition; (ii) higher sales revenues due to our ability to pass along paper price increases to certain customers; and (iii) increased demand from certain direct mail customers, primarily financial institutions. These increases were partially offset by volume declines associated with the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities.

Segment Operating Income

Segment operating income for our envelope segment increased $36.8 million, or 124.4%, in 2015, as compared to 2014. This increase was primarily due to: (i) increased gross margin of $23.1 million due to lower fixed expenses due to the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities in 2014 and price increases and product mix improvement with certain customers; (ii) lower restructuring and other charges of $10.7 million, primarily related to the integration of certain assets of National with our operations in 2014; and (iii) lower selling, general and administrative expenses of $2.9 million in 2015 as compared to 2014, primarily due to lower commission expense from lower sales.

Segment operating income for our envelope segment decreased $10.2 million, or 25.6%, in 2014, as compared to 2013. This decrease was primarily due to: (i) higher restructuring and other charges of $8.7 million, primarily due to the closure and consolidation of several envelope facilities related to the integration of National with our existing operations and two new facilities; and (ii) higher selling, general and administrative expenses of $5.2 million in 2014 as compared to 2013, primarily due to higher commission expense from increased sales, expenses related to the integration of certain assets of National with our operations, and incremental expenses of National, as National was only included in our 2013 results beginning on September 16, 2013, the date of acquisition. This decrease was partially offset by higher gross margin of $3.8 million in 2014 as compared to 2013, primarily due to: (i) increased sales volumes from the integration of certain assets of National with our operations; and (ii) our ability to pass along paper price increases to certain customers, and changes in product mix.

Print

	For The Years Ended
	2015	2014	2013
	(in thousands)
Segment net sales	$510,974	$507,913	$501,534
Segment operating income (loss)	$15,122	$16,908	$(8,902)
Operating income margin	3.0%	3.3%	(1.8)%
Restructuring and other charges	$6,853	$3,091	$4,289
Impairment of intangible assets	$—	$—	$24,493

Segment Net Sales

Segment net sales for our print segment increased $3.1 million, or 0.6%, in 2015, as compared to 2014. The increase was primarily due to: (i) increased volume and new account wins from our publisher services group, particularly during the fourth quarter of 2015; (ii) favorable pricing mix from certain customers; and (iii) incremental sales resulting from a 53 week fiscal year in 2015, as compared to a 52 week fiscal year in 2014. This increase was partially offset by: (i) closure of one print facility during the first quarter of 2015; and (ii) volume declines from certain customers in the auto and consumer goods markets.

Segment net sales for our print segment increased $6.4 million, or 1.3%, in 2014, as compared to 2013. The increase was primarily due to: (i) increased demand from our media and telecommunications customers; and (ii) several new account wins. These increases were partially offset by sales declines due to: (i) the closure of two print facilities since the second quarter of 2013; (ii) lower demand from our managed care customers; and (iii) lower demand for journals and periodicals.

Segment Operating Income

Segment operating income for our print segment decreased $1.8 million, or 10.6%, in 2015, as compared to 2014. This decrease was primarily due to: (i) higher restructuring and other charges of $3.8 million primarily due to a closure of a print facility during the first quarter of 2015; and (ii) lower gross margin of $2.4 million on product mix within our publisher services group. This decrease was partially offset by: (i) lower selling, general and administrative expenses of $3.0 million driven by cost reduction initiatives; and (ii) lower amortization expense of $1.4 million related to the accelerated retirement of a certain trade name during 2014.

Segment operating income for our print segment increased $25.8 million, or 289.9%, in 2014, as compared to 2013. This increase was primarily due to: (i) an intangible asset impairment of $24.5 million in 2013 as a result of rebranding our print business line; (ii) higher gross margin of $2.3 million, related to increased sales volumes and previously enacted cost reduction actions; and (iii) lower restructuring and other charges of $1.2 million. These increases were partially offset by: (i) higher amortization expense of $1.5 million related to the accelerated retirement of a certain trade name; and (ii) increased selling, general and administrative expenses of $0.7 million driven by higher sales.

Label

	For The Years Ended
	2015	2014	2013
	(in thousands)
Segment net sales	$322,087	$323,884	$337,270
Segment operating income	$39,533	$38,310	$38,182
Operating income margin	12.3%	11.8%	11.3%
Restructuring and other charges	$486	$157	$633

Segment Net Sales

Segment net sales for our label segment decreased $1.8 million, or 0.6%, in 2015, as compared to 2014. This decrease is primarily due to: (i) decreased volume from certain retail customers due to our decision to exit lower margin businesses; and (ii) volume declines in our coating business, which was partially offset by: (i) favorable pricing mix in our prescription label business; (ii) increased volumes in our custom labels business; and (iii) incremental sales resulting from a 53 week fiscal year in 2015, as compared to a 52 week fiscal year in 2014.

Segment net sales for our label segment decreased $13.4 million, or 4.0%, in 2014, as compared to 2013 primarily due to: (i) volume declines from our retail customers due to our decision to exit lower margin businesses; and (ii) our decision to exit our dry gum product line within our coating business. These decreases were partially offset by volume increases in our prescription and overnight packaging label businesses, as well as organic sales growth in our custom labels business.

Segment Operating Income

Segment operating income for our label segment increased $1.2 million, or 3.2%, in 2015, as compared to 2014 primarily due to lower selling, general and administrative expenses of $1.8 million due to our e-commerce and information technology initiatives in 2014. This increase was partially offset by higher restructuring and other charges of $0.3 million.

Segment operating income for our label segment was consistent in 2014 as compared to 2013.

Corporate Expenses

Corporate expenses decreased by $4.8 million, or 11.3%, in 2015, as compared to 2014, primarily due to costs associated with the integration of National incurred during 2014, as well as lower restructuring and other charges.

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

During 2015, we implemented the 2015 Plan and substantially completed the 2014 Plan. We also completed our plan to integrate certain assets of National, which we refer to as the National Plan, by completing the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities. Restructuring and other charges in 2015 were substantially less than those incurred in 2014 primarily due to the nature and extent of the National Plan, which was implemented in the third quarter of 2013 and substantially completed in the fourth quarter of 2014.

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

During 2015, as a result of our restructuring and integration activities, we incurred $12.6 million of restructuring and other charges, which included $2.6 million of employee separation costs, $2.1 million of net non-cash charges on long-lived assets, equipment moving expenses of $0.2 million, lease termination expenses of $0.5 million, multi-employer pension withdrawal expenses of $5.0 million and building clean-up and other expenses of $2.2 million.

During 2014, as a result of our restructuring and integration activities, we incurred $21.5 million of restructuring and other charges, which included $7.2 million of employee separation costs, $2.0 million of net non-cash charges on long-lived assets, equipment moving expenses of $3.4 million, lease termination expenses of $2.1 million, multi-employer pension withdrawal expenses of $1.3 million and building clean-up and other expenses of $5.5 million.

During 2013, as a result of our restructuring and integration activities, we incurred $12.6 million of restructuring and other charges, which included $5.8 million of employee separation costs, $1.3 million of net non-cash charges on long-lived assets, equipment moving expenses of $1.5 million, lease termination expenses of $1.2 million, multi-employer pension withdrawal expenses of $0.5 million and building clean-up and other expenses of $2.3 million.

As of January 2, 2016, our total restructuring liability was $20.9 million, of which $3.2 million is included in other current liabilities, and $17.7 million, which is expected to be paid through 2032, is included in other liabilities in our consolidated balance sheet. Our multi-employer pension withdrawal liabilities, presented on a discounted basis, are $19.8 million of our remaining restructuring liability. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. It is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited. Our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill impairments recorded in 2015, 2014 or 2013, except as disclosed in Note 3 to our consolidated financial statements.

During the fourth quarter of 2013, we made the decision to retire a certain indefinite lived trade name during 2014 as a result of rebranding our print business line. Accordingly, based on our evaluation using a relief-from-royalty and other discounted cash flow methodologies, we concluded that the trade name asset was impaired. An impairment charge of $24.5 million was recorded to reduce the carrying value to the estimated fair value. The trade name was fully amortized during 2014. There were no intangible asset impairments in the years ended 2015 or 2014.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations: Net cash provided by operating activities of continuing operations was $16.2 million in 2015, which was primarily due to our net loss of $30.9 million adjusted for non-cash items of $82.3 million which was partially offset by: (i) a use of cash of $22.3 million from working capital; and (ii) pension and other postretirement plan contributions of $6.7 million. The use of cash from working capital primarily resulted from: (i) a use of cash from inventory due to the timing of orders from our customers; (ii) the timing of payments to our vendors; and (iii) a use of cash from accounts receivables due to the timing of collections from and sales to our customers.

Net cash provided by operating activities of continuing operations was $6.4 million in 2014, which was primarily due to: (i) our net loss of $83.9 million adjusted for non-cash items of $101.5 million; and (ii) a source of cash of $12.0 million from working capital. This was partially offset by pension and other postretirement plan contributions of $14.0 million. The source of working capital primarily resulted from a decline in inventories due to various inventory management initiatives.

Cash provided by operating activities is generally sufficient to meet daily disbursement needs. On days when our cash receipts exceed disbursements, we reduce our credit facility balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we use invested cash balances and/or our credit facility to fund the difference. As a result, our daily credit facility balance fluctuates depending on working capital needs.  Regardless, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

Net Cash (Used In) Provided By Operating Activities of Discontinued Operations: Represents the net cash (used in) provided by operating activities of our Discontinued Operations.
Net Cash Used In Investing Activities of Continuing Operations: Net cash used in investing activities of continuing operations was $17.2 million in 2015, primarily resulting from capital expenditures of $25.9 million and $2.0 million of cash used in the acquisition of Asendia. These uses of cash were partially offset by proceeds received from the sale of property, plant and equipment of $8.6 million and proceeds from the Label Transactions of $2.2 million.

Net cash used in investing activities of continuing operations was $30.6 million in 2014, primarily resulting from: (i) capital expenditures of $32.3 million; and (ii) the purchase of an investment of $2.0 million. These uses of cash were partially offset by proceeds received from the sale of property, plant and equipment of $3.8 million.

Our debt agreements limit capital expenditures to $45.0 million in 2016 plus any proceeds received from the sale of property, plant and equipment and, if certain conditions are satisfied, any unused permitted amounts from 2015. We estimate that we will spend approximately $25.0 to $30.0 million on capital expenditures in 2016, after considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of funding are consistent with prior years’ funding of our capital expenditures.
Net Cash Used In Investing Activities of Discontinued Operations: Represents the net cash used in our Discontinued Operations related to investing activities. In 2015, the cash used in investing activities of discontinued operations of $2.3 million resulted from capital expenditures for the Packaging Business.
In 2014, the cash used in investing activities of discontinued operations of $2.7 million resulted from capital expenditures for the Packaging Business, partially offset by net cash proceeds received in 2014 related to the sale of Custom Envelope.

Net Cash (Used In) Provided By Financing Activities of Continuing Operations: Net cash used in financing activities of continuing operations was $15.1 million in 2015, primarily due to: (i) the extinguishment of $22.6 million of our 11.5% Notes; and (ii) net repayment of other long-term debt of $4.0 million, partially offset by net borrowings of $13.5 million under our ABL Facility.

Net cash provided by financing activities of continuing operations was $13.3 million in 2014, primarily due to: (i) net borrowings of $13.3 million under our ABL Facility; and (ii) net cash proceeds from the 6.000% Notes and 8.500% Notes and the related refinancing of the Term Loan Facility and 8.875% Notes, after payment of financing-related costs and expenses. These sources of cash were partially offset by: (i) the repayment in full of our Unsecured Term Loan of $10.0 million; (ii) the repayment of other long-term debt of $7.7 million; and (iii) the extinguishment of $2.7 million of our 11.5% Notes, and $2.0 million of our 8.500% Notes.

Net Cash Used In Financing Activities of Discontinued Operations: Represents the net cash used in our Discontinued Operations related to the repayment of other long-term debt.

Contractual Obligations and Other Commitments: The following table details our significant contractual obligations and other commitments as of the year ended (in thousands):

Payments Due	Long-Term Debt(1)	Operating Leases	Other (2)	Total
2016	$92,905	$19,395	$10,334	$122,634
2017	503,406	15,576	8,775	527,757
2018	57,169	12,541	5,912	75,622
2019	580,523	8,886	5,454	594,863
2020	21,080	6,675	5,122	32,877
Thereafter	281,377	12,347	41,504	335,228
Total	$1,536,460	$75,420	$77,101	$1,688,981
 ________________________

(1)	Includes $302.2 million of estimated interest expense over the term of our long-term debt, with variable rate debt having an average interest rate of approximately 3.4%.

(2)
Includes projected 2016 pension contributions of less than $0.1 million, anticipated benefit payments related to other postretirement benefit plans of $16.6 million, anticipated worker’s compensation paid losses of $11.4 million, restructuring-related liabilities of $49.0 million, including interest expense on lease terminations and multi-employer pension withdrawal liabilities. Excluded from the table are $5.1 million of income tax contingencies as we are unable to reasonably estimate the ultimate amount payable or timing of settlement.

Long-Term Debt: Our total outstanding long-term debt, including current maturities, was approximately $1.2 billion as of January 2, 2016, a decrease of $1.8 million from December 27, 2014. This decrease was primarily due to principal repayments made on our 11.5% Notes during 2015, partially offset by net borrowings of $13.5 million under our ABL Facility during 2015. As of January 2, 2016, approximately 87% of our debt outstanding was subject to fixed interest rates. As of February 16, 2016, we had approximately $124.3 million of borrowing availability under our ABL Facility. From time to time, we may refinance our debt obligations as business needs and market conditions warrant.

Note Repurchases

We may from time to time seek to purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

During the year ended 2015, we extinguished $22.6 million of our 11.5% Notes. During the first quarter of 2016, we extinguished $34.5 million of our 7% Notes and $10.0 million of our 11.5% Notes.

Liquidity

As of January 2, 2016, our total indebtedness was approximately $1.2 billion, of which approximately $442.1 million matures in the next 12 to 18 months. We are exploring to what extent we may have practicable alternatives to our current capital structure, including in particular our unsecured debt with 2017 maturities. The alternatives may include any and all transactions and strategies. Should we pursue any particular transaction or strategy, the structure naturally will depend on all circumstances, including market conditions. There can be no assurance that any transaction or strategy will ultimately be pursued or, if pursued, will be successful.

Debt Compliance

As of the year ended 2015, we were in compliance with all debt agreement covenants. We anticipate being in compliance with all debt agreements throughout the 2016 fiscal year.

Letters of Credit

As of January 2, 2016, we had outstanding letters of credit of approximately $17.8 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe any obligations which may arise will be significant.

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
We believe the following represent our more critical estimates and assumptions used in the preparation of our consolidated financial statements:
Allowance for Losses on Accounts Receivable: We maintain a valuation allowance based on the expected collectability of our accounts receivable, which requires a considerable amount of judgment in assessing the current credit worthiness of customers and related aging of past due balances. As of the years ended 2015 and 2014, the allowance provided for potentially uncollectible accounts receivable was $5.9 million and $4.6 million, respectively. Charges for bad debts recorded to the statement of operations for the years ended 2015, 2014 and 2013 were $2.6 million, $1.6 million and $4.1 million, respectively. We cannot guarantee that our current credit losses will be consistent with those in the past. These estimates may prove to be inaccurate, in which case we may have overstated or understated the allowance for losses required for uncollectible accounts receivable.
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
Provision for Impairment of Goodwill and Indefinite Lived Intangible Assets: We evaluate the carrying value of our goodwill and indefinite lived intangible assets annually at the end of November and whenever events or circumstances make it more likely than not an impairment may have occurred. Accounting Standards Codification 350, Goodwill and Other Intangible Assets, which we refer to as ASC 350, provides us with the option of performing a qualitative assessment, if elected, prior to calculating the fair value of an indefinite lived intangible asset or the fair value of a reporting unit for goodwill under a quantitative approach. If we determine, based on qualitative factors, the fair value of an indefinite lived intangible asset or the fair value of a reporting unit is more likely than not to be less than the respective carrying value, a quantitative impairment test would be required to be performed. Otherwise, further impairment testing would not be needed.
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
The determination of the fair value of the reporting units and the allocation of that value to individual assets and liabilities within those reporting units requires management to make significant estimates and assumptions. These estimates and assumptions primarily include, but are not limited to: the selection of appropriate peer group companies; control premiums appropriate for acquisitions in the industries in which we compete; the discount rate; terminal growth rates; and forecasts of net sales, operating income, depreciation and amortization and capital expenditures. The allocation requires several analyses to determine the fair value of assets and liabilities including, among others, trade names, customer relationships, and property, plant and equipment. Although we believe our estimates of fair value are reasonable, actual financial results could differ from those estimates due to the inherent uncertainty involved in making such estimates. Changes in assumptions concerning future financial results or other underlying assumptions could have a significant impact on either the fair value of the reporting units, the amount of the goodwill impairment charge, or both. We also compared the sum of the estimated fair values of the reporting units to our total enterprise value as implied by the market value of our equity securities. This comparison indicated that, in total, our assumptions and estimates were reasonable. However, future declines in the overall market value of our equity securities may indicate the fair value of one or more reporting units has declined below their carrying value. Such declines are reviewed in the context of the overall stock market, the business climate within the industries in which we operate and other relevant facts and circumstances.
In 2015, 2014 and 2013, we elected to bypass the qualitative only assessment and we performed quantitative assessments on goodwill. We did not record any goodwill impairment charges in 2015, 2014 or 2013, except as disclosed in Note 3 to our consolidated financial statements.
One measure of the sensitivity of the amount of goodwill impairment charges to key assumptions is the amount by which each reporting unit had fair value in excess of its carrying amount or had carrying amount in excess of fair value for the first step of the goodwill impairment test. In 2015, the envelope, print and label reporting units had fair value in excess of carrying value, with fair value exceeding carrying value by at least 60%. Generally, changes in estimates of expected future cash flows would have a similar effect on the estimated fair value of the reporting unit. That is, a 1% change in estimated future cash flows would change the estimated fair value of the reporting unit by approximately 1%. Of the other key assumptions that impact the estimated fair values, most reporting units have the greatest sensitivity to changes in the estimated discount rate. In 2015, the discount rate for each reporting unit was between 10% and 12%. A 100 basis point increase in our estimated discount rates would not have resulted in any reporting units failing step one.

During the fourth quarter of 2013, we made the decision to retire a certain indefinite lived trade name during 2014 as a result of rebranding our print business line. Accordingly, based on our evaluation using a relief-from-royalty and other discounted cash flow methodologies, we concluded that the trade name asset was impaired. An impairment charge of $24.5 million was recorded to reduce the carrying value to the estimated fair value. The trade name was fully amortized during 2014. There were no intangible asset impairments in the years ended 2015 or 2014.
Determining whether an impairment of indefinite lived intangible assets has occurred requires an analysis of the fair value of each of the related trade names. However, if our estimates of the valuations of our trade names prove to be inaccurate, an impairment charge could be necessary in future periods.
Our quantitative impairment analysis for trade names utilizes a relief-from-royalty method in which the hypothetical benefits of owning each respective trade name are valued by discounting hypothetical royalty revenue over projected revenues covered by the trade names. We utilized royalty rates of 1.5% to 2.0% for the use of the subject trade names based on comparable market rates, the profitability of the product employing the trade name, and qualitative factors, such as the strength of the name and years in usage. The discount rate utilized was between 11.5% and 13.5%, which was based on the weighted average cost of capital for the respective business plus a premium to account for the relative risks of the subject trade name.

In order to evaluate the sensitivity of the fair value calculations for all of our indefinite lived trade names, we applied a hypothetical 10% decrease to the estimated fair value of our trade names. The hypothetical decrease in fair value could be due to changes in discount rates and/or assumed royalty rates. The hypothetical 10% decrease in estimated fair value would not have resulted in any impairment of any of our identifiable indefinite lived trade names.
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
Our self-insurance workers’ compensation liability is estimated based on reserves for claims which are established by a third-party administrator. The estimate of these reserves is adjusted from time to time to reflect the estimated future development of the claims. Our liability for workers’ compensation claims is the estimated total cost of the claims on a fully-developed and discounted basis which considers anticipated payment patterns. As of the years ended 2015 and 2014, the undiscounted liability was $12.3 million and $13.2 million, respectively, and the discounted liability was $11.4 million and $12.2 million, respectively, using discount rates of 2% for each of the years ended 2015 and 2014.
Our self-insured healthcare liability represents our estimate of claims which have been incurred, but not reported as of the years ended 2015 and 2014. We rely on claims experience and the advice of consulting actuaries to determine an adequate liability for self-insured plans. This liability was $3.2 million and $3.3 million for the years ended 2015 and 2014, respectively, and was estimated based on an analysis of actuarial completion factors that estimated incurred but unreported liabilities derived from the historical claims experience. The estimate of our liability for employee healthcare represents between 45 and 60 days of unreported claims.
Revenue Recognition: We recognize revenue when persuasive evidence of an arrangement exists, product delivery has occurred, pricing is fixed or determinable, and collection is reasonably assured, net of rebates earned by customers. Since a significant portion of our products are customer specific, it is common for customers to inspect the quality of the product at our facility prior to its shipment. Products shipped are not subject to contractual right of return provisions. The Company records sales net of applicable sales tax. The costs of delivering finished goods to customers are recorded as freight costs and included in cost of sales. Freight costs that are either billed separately to the customer or included in the price of the product are included in net sales.
Accounting for Income Taxes: We are required to estimate our income taxes in each jurisdiction in which we operate, which primarily includes the United States and India. This process involves estimating our actual current tax expense, together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. The tax effects of these temporary differences are recorded as deferred tax assets or deferred tax liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in our tax return in future years for which we have already recorded an expense in our consolidated financial statements. Deferred tax liabilities generally represent tax items that have been deducted for tax purposes, but have not yet been recorded as an expense in our consolidated financial statements. As of the years ended 2015 and 2014, we had net deferred tax liabilities of $38.8 million and $36.3 million, respectively, from our United States operations.

As of the years ended 2015 and 2014, we had net deferred tax assets of $0.9 million and $1.1 million, respectively, from our foreign operations.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressure we have experienced in certain of our product lines, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $144.4 million as of the year ended 2015. Deferred tax assets related to certain state net operating losses also did not reach the more likely than not realizability criteria and accordingly, were subject to a valuation allowance, the balance of which, as of the year ended 2015, was $18.8 million.
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

We recognize a tax position in our consolidated financial statements when it is more likely than not that the position would be sustained upon examination by tax authorities. This recognized tax position is then measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Although we believe that our estimates are reasonable, the final outcome of uncertain tax positions may be materially different from that which is reflected in our consolidated financial statements. We adjust such reserves upon changes in circumstances that would cause a change to the estimate of the ultimate liability, upon effective settlement or upon the expiration of the statute of limitations, in the period in which such event occurs. During 2015 and 2014, we did not increase nor reduce our liabilities for uncertain tax positions.
Pension and Other Postretirement Benefit Plans: The valuation of our pension and other postretirement plans requires the use of assumptions and estimates to develop actuarial valuations of expenses, assets and liabilities. Inherent in these valuations are key assumptions, which include discount rate, investment returns and mortality rates. We review our actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is appropriate to do so. The effects of modifications are recognized immediately on our consolidated balance sheet, but are generally amortized into our consolidated statement of operations over future periods, with the deferred amount recorded in accumulated other comprehensive loss. We believe that the assumptions utilized in recording our obligations under our plans are reasonable based on our experience, market conditions and input from our actuaries and investment advisers. We select the discount rate to be used for purposes of computing annual service and interest costs based on the Citigroup Pension Liability Index as of our respective year end dates. The weighted average discount rate used to determine the benefit obligation as of the years ended 2015 and 2014 was 4.00% and 3.75%, respectively. A one percentage point decrease in the discount rate at year end 2015 would increase the pension and other postretirement plans’ projected benefit obligation by approximately $48.1 million. A one percentage point increase in the discount rate at the year ended 2015 would decrease the pension and other postretirement plans’ projected benefit obligation by approximately $39.4 million.

In 2014, we began to allow certain participants in the pension plans the option of settling their vested benefits through the receipt of a lump-sum payment. Lump-sum payments made in 2014 and 2015 did not meet the criteria to apply settlement accounting. Since settlement via lump-sum payment is dependent on an employee's decision and election, the extent of future settlements and the associated losses may fluctuate significantly.

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

As of January 2, 2016, we had variable rate debt outstanding of $148.2 million. A change of 1% to the current London Interbank Offered Rate, which we refer to as LIBOR, would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. We are exposed to market risk for changes in foreign currency exchange rates, primarily the Indian rupee. Prior to the sale of the Packaging Business on January 19, 2016, the Company was also exposed to market risk related to the Canadian dollar. For the year ended 2015, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have had a minimal impact to our sales and operating income.

Item 8.   Financial Statements

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cenveo, Inc. and subsidiaries
Stamford, Connecticut

We have audited the accompanying consolidated balance sheet of Cenveo, Inc. and subsidiaries (the “Company”) as of January 2, 2016 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ (deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and subsidiaries at January 2, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cenveo, Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control -Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 26, 2016

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cenveo, Inc.

We have audited the accompanying consolidated balance sheet of Cenveo, Inc. (a Colorado corporation) and subsidiaries (the “Company”) as of December 27, 2014 and the related consolidated statements of comprehensive income (loss), changes in shareholders’ (deficit) equity, and cash flows for the years ended December 27, 2014 and December 28, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cenveo, Inc. and subsidiaries as of December 27, 2014, and the results of their operations and their cash flows for the years ended December 27, 2014 and December 28, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
New York, New York
February 18, 2015 (except for the effects of the sale of the Packaging Business described in Note 3, as to which the date is February 26, 2016)

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except par values)

	2015	2014

Assets
Current assets:
Cash and cash equivalents	$7,785	$12,572
Accounts receivable, net	254,042	252,555
Inventories	121,615	118,891
Prepaid and other current assets	44,620	47,328
Assets of discontinued operations - current	48,566	52,569
Total current assets	476,628	483,915

Property, plant and equipment, net	210,578	227,823
Goodwill	175,338	175,542
Other intangible assets, net	130,450	138,019
Other assets, net	24,070	23,809
Assets of discontinued operations - long-term	62,851	86,613
Total assets	$1,079,915	$1,135,721
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$5,373	$3,872
Accounts payable	200,120	213,040
Accrued compensation and related liabilities	31,961	35,055
Other current liabilities	86,703	84,777
Liabilities of discontinued operations - current	22,268	24,203
Total current liabilities	346,425	360,947

Long-term debt	1,203,250	1,206,508
Other liabilities	198,926	197,421
Liabilities of discontinued operations - long-term	1,153	3,520
Commitments and contingencies
Shareholders’ deficit:
Preferred stock, $0.01 par value; 25 shares authorized, no shares issued	—	—
Common stock, $0.01 par value; 100,000 shares authorized, 67,874 and 67,682 shares issued and outstanding as of the years ended 2015 and 2014, respectively	679	677
Paid-in capital	371,646	370,228
Retained deficit	(936,234)	(905,383)
Accumulated other comprehensive loss	(105,930)	(98,197)
Total shareholders’ deficit	(669,839)	(632,675)
Total liabilities and shareholders’ deficit	$1,079,915	$1,135,721

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	For The Years Ended
	2015	2014	2013
Net sales	$1,741,779	$1,761,315	$1,588,702
Cost of sales	1,450,876	1,491,488	1,325,365
Selling, general and administrative expenses	186,749	196,343	186,435
Amortization of intangible assets	7,785	9,184	7,782
Restructuring and other charges	12,576	21,526	12,586
Impairment of intangible assets	—	—	24,493
Operating income	83,793	42,774	32,041
Gain on bargain purchase	—	—	(17,262)
Interest expense, net	100,805	106,661	112,579
Loss on early extinguishment of debt, net	1,252	27,449	11,324
Other income, net	(3,196)	(442)	(2,485)
Loss from continuing operations before income taxes	(15,068)	(90,894)	(72,115)
Income tax expense	4,393	4,159	14,161
Loss from continuing operations	(19,461)	(95,053)	(86,276)
(Loss) income from discontinued operations, net of taxes	(11,390)	11,190	17,490
Net loss	(30,851)	(83,863)	(68,786)
Other comprehensive (loss) income:
Changes in pension and other employee benefit accounts, net of taxes	(3,438)	(56,576)	31,430
Currency translation adjustment, net	(4,295)	(1,321)	(4,529)
Total other comprehensive (loss) income	(7,733)	(57,897)	26,901
Comprehensive loss	$(38,584)	$(141,760)	$(41,885)

(Loss) income per share – basic:
Continuing operations	$(0.29)	$(1.42)	$(1.34)
Discontinued operations	(0.16)	0.17	0.27
Net loss	$(0.45)	$(1.25)	$(1.07)

(Loss) income per share – diluted:
Continuing operations	$(0.29)	$(1.42)	$(1.34)
Discontinued operations	(0.16)	0.17	0.27
Net loss	$(0.45)	$(1.25)	$(1.07)

Weighted average shares outstanding:
Basic	67,832	66,952	64,576
Diluted	67,832	66,952	64,576

See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	For The Years Ended
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(30,851)	$(83,863)	$(68,786)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss (gain) on sale of discontinued operations, net of taxes	4,987	(2,519)	(14,933)
Loss (income) from discontinued operations, net of taxes	6,403	(8,671)	(2,557)
Depreciation	41,904	43,786	41,449
Amortization of intangible assets	7,785	9,184	7,782
Non-cash interest expense, net	10,057	9,768	10,275
Deferred income taxes	2,742	2,703	(27,989)
Non-cash taxes	—	—	40,562
Gain on bargain purchase	—	—	(17,262)
(Gain) loss on sale of assets	(5,356)	78	37
Non-cash restructuring and other charges, net	5,936	4,904	2,757
Impairment of intangible assets	—	—	24,493
Loss on early extinguishment of debt, net	1,252	27,449	11,324
Provisions for bad debts	2,567	1,634	4,073
Provisions for inventory obsolescence	2,359	10,744	6,131
Stock-based compensation provision	1,636	2,420	3,739
Changes in operating assets and liabilities, excluding the effects of acquired businesses:
Accounts receivable	(3,953)	(7)	(33,120)
Inventories	(5,130)	12,906	(37,307)
Accounts payable and accrued compensation and related liabilities	(16,363)	(5,144)	66,457
Other working capital changes	3,103	4,272	1,951
Other, net	(12,852)	(23,246)	(14,619)
Net cash provided by operating activities of continuing operations	16,226	6,398	4,457
Net cash provided by operating activities of discontinued operations	15,968	17,517	23,736
Net cash provided by operating activities	32,194	23,915	28,193
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	(1,996)	—	(33,166)
Capital expenditures	(25,928)	(32,322)	(24,345)
Purchase of investment	—	(2,000)	(1,650)
Proceeds from sale of property, plant and equipment	8,558	3,766	2,682
Proceeds from sale of assets	2,180	—	—
Net cash used in investing activities of continuing operations	(17,186)	(30,556)	(56,479)
Net cash (used in) provided by investing activities of discontinued operations	(2,282)	(2,712)	48,982
Net cash used in investing activities	(19,468)	(33,268)	(7,497)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000	—
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000	—
Repayment of 7.875% senior subordinated notes	—	—	(67,848)
Repayment of Term Loan B due 2016	—	—	(388,205)
Payment of financing related costs and expenses and debt issuance discounts	(1,596)	(37,994)	(15,570)
Proceeds from issuance of other long-term debt	12,500	—	20,000
Repayments of other long-term debt	(16,545)	(7,695)	(6,789)
Repayment of 11.5% senior notes due 2017	(22,720)	(2,680)	—
Repayment of 8.500% junior secured priority notes due 2022	—	(2,000)	—
Purchase and retirement of common stock upon vesting of RSUs	(216)	(562)	(660)
Repayment under Revolving Credit Facility, net	—	—	(18,000)
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)	(40,000)
Proceeds from exercise of stock options	—	20	98
Proceeds from issuance of Term Loan Facility due 2017	—	—	360,000
Repayment of Term Loan Facility due 2017	—	(329,100)	(30,900)
Repayment of 8.875% senior second lien notes due 2018	—	(400,000)	—
Borrowings under ABL Facility due 2017	468,300	520,100	699,200
Repayments under ABL Facility due 2017	(454,800)	(506,800)	(577,800)
Net cash (used in) provided by financing activities of continuing operations	(15,077)	13,289	(16,474)
Net cash used in financing activities of discontinued operations	(473)	(798)	(1,076)
Net cash (used in) provided by financing activities	(15,550)	12,491	(17,550)
Effect of exchange rate changes on cash and cash equivalents	(1,213)	126	73
Net (decrease) increase in cash and cash equivalents	(4,037)	3,264	3,219
Cash and cash equivalents at beginning of period	14,593	11,329	8,110
Cash and cash equivalents at end of period	10,556	14,593	11,329
Less cash and equivalents of discontinued operations	(2,771)	(2,021)	(900)
Cash and cash equivalents of continuing operations at end of period	$7,785	$12,572	$10,429
See notes to consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY (in thousands)

	Common Stock		Paid-In Capital	Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity (Deficit)
	Shares	Amount
Balance as of the year ended 2012	63,762	$638	$354,983	$(752,734)	$(67,201)	$(464,314)
Comprehensive (loss) income:
Net loss				(68,786)		(68,786)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of tax expense of $20,105					31,430	31,430
Currency translation adjustment					(4,529)	(4,529)
Other comprehensive income						26,901
Total comprehensive loss						(41,885)
Issuance of stock	2,083	21	6,021			6,042
Exercise of stock options	20	—	98			98
Purchase and retirement of common stock upon vesting of RSUs	400	4	(664)			(660)
Amortization of stock based compensation			3,739			3,739
Balance as of the year ended 2013	66,265	663	364,177	(821,520)	(40,300)	(496,980)
Comprehensive (loss) income:
Net loss				(83,863)		(83,863)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of tax benefit of zero					(56,576)	(56,576)
Currency translation adjustment					(1,321)	(1,321)
Other comprehensive loss						(57,897)
Total comprehensive loss						(141,760)
Exchange of 7% Notes	1,068	11	4,176			4,187
Exercise of stock options	10	—	20			20
Purchase and retirement of common stock upon vesting of RSUs	339	3	(565)			(562)
Amortization of stock based compensation			2,420			2,420
Balance as of the year ended 2014	67,682	677	370,228	(905,383)	(98,197)	(632,675)
Comprehensive (loss) income:
Net loss				(30,851)		(30,851)
Other comprehensive (loss) income:
Changes in pension and other employee benefit accounts, net of tax benefit of zero					(3,438)	(3,438)
Currency translation adjustment					(4,295)	(4,295)
Other comprehensive loss						(7,733)
Total comprehensive loss						(38,584)
Purchase and retirement of common stock upon vesting of RSUs	192	2	(218)			(216)
Amortization of stock based compensation			1,636			1,636
Balance as of the year ended 2015	67,874	$679	$371,646	$(936,234)	$(105,930)	$(669,839)
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
Cenveo, Inc. and its wholly-owned subsidiaries (collectively, the "Company" or "Cenveo") are engaged in envelope converting, commercial printing, and the manufacturing of label products. The Company is headquartered in Stamford, Connecticut, is organized under Colorado law, and its common stock is traded on the New York Stock Exchange under the symbol "CVO." The Company operates a network of strategically located manufacturing facilities, serving a diverse base of customers. The Company’s operations are based in North America and Asia.
The Company’s reporting periods for 2015, 2014 and 2013 in this report consisted of 53, 52 and 52 week periods, respectively, and ended on January 2, 2016, December 27, 2014, and December 28, 2013, respectively. Such periods are referred to herein as: (i) "as of the year ended 2015," "the year ended 2015" or "2015;" (ii) "as of the year ended 2014," "the year ended 2014" or "2014;" and (iii) "as of the year ended 2013," "the year ended 2013" or "2013." All references to years and year-ends herein relate to fiscal years rather than calendar years.

As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform, during the first quarter of 2016 the Company completed the sale of its folded carton and shrink sleeve packaging businesses, along with its one top-sheet lithographic print operation (collectively, the "Packaging Business"). See Note 3 for information regarding the completion of sale of the Packaging Business. In accordance with the guidance in Accounting Standards Codification ("ASC") 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the financial results of the Packaging Business have been accounted for as discontinued operations for all periods presented.

The Company completed the sale of its Custom Envelope Group ("Custom Envelope") during the third quarter of 2013. Additionally, during the second quarter of 2013, the Company decided to exit the San Francisco market and closed a manufacturing facility. Collectively with the Packaging Business, the Company refers to these businesses as the "Discontinued Operations." As a result, the Company's historical consolidated balance sheets, statements of comprehensive income (loss) ("statement of operations") and statements of cash flows have been retroactively adjusted to give recognition to the Discontinued Operations for all periods presented.
Liquidity: As of January 2, 2016, the Company's total indebtedness was approximately $1.2 billion, of which approximately $442.1 million matures in the next 12 to 18 months. The Company is exploring to what extent it may have practicable alternatives to its current capital structure, including in particular our unsecured debt with 2017 maturities. The alternatives may include any and all transactions and strategies. Should the Company pursue any particular transaction or strategy, the structure naturally will depend on all circumstances, including market conditions. There can be no assurance that any transaction or strategy will ultimately be pursued or, if pursued, will be successful.
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
Fair Value Measurements: Certain assets and liabilities of the Company are required to be recorded at fair value. Fair value is determined based on the exchange price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximate their carrying values due to their short-term nature. The Company also has other assets or liabilities that it records at fair value, such as its pension plan assets. The three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies, is as follows:

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
Cash and Cash Equivalents: Cash and cash equivalents include cash on deposit and highly liquid investments with original maturities of three months or less. The Company places its cash and cash equivalents with institutions with high credit quality. However, at certain times, such cash and cash equivalents may be in excess of Federal Deposit Insurance Corporation ("FDIC") insurance limits. Cash and cash equivalents are stated at cost, which approximates fair value.
Accounts Receivable: Trade accounts receivable are stated net of allowances for doubtful accounts. Specific customer provisions are made when a review of significant outstanding amounts, customer creditworthiness and current economic trends indicate that collection is doubtful. In addition, provisions are made at differing amounts, based upon the balance and age of the receivable and the Company’s historical collection experience. Trade accounts are charged off against the allowance for doubtful accounts or expensed when it is probable the accounts will not be recovered. As of the years ended 2015 and 2014, accounts receivable were reduced by an allowance for doubtful accounts of $5.9 million and $4.6 million, respectively. Transactions affecting the allowance for doubtful accounts were as follows (in thousands):

	For The Years Ended
	2015	2014	2013
Balance at beginning of year	$4,632	$4,952	$4,573
Charged to expense	2,567	1,634	4,073
Write-offs, recoveries and other	(1,327)	(1,954)	(3,694)
Balance at end of year	$5,872	$4,632	$4,952
Inventories: Inventories are stated at the lower of cost or market, with cost primarily determined on a first-in, first-out or average cost basis. Cost includes materials, labor and overhead related to the purchase and production of inventories.
Property, Plant and Equipment: Property, plant and equipment are recorded at cost and depreciated over their estimated useful lives. Depreciation is provided using the straight-line method generally based on the estimated useful lives of 15 to 45 years for buildings and building improvements, 10 to 15 years for machinery and equipment and 3 to 10 years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements. When an asset is retired or otherwise disposed of, the related gross cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the statement of operations. Expenditures for repairs and maintenance are charged to expense as incurred, and expenditures that increase the capacity, efficiency or useful lives of existing assets are capitalized.
Computer Software: The Company develops and purchases software for internal use. Software development costs incurred during the application development stage are capitalized. Once the software has been installed, tested and is ready for use, additional costs incurred in connection with the software are expensed as incurred. Capitalized computer software costs are amortized over the estimated useful life of the software, generally between three and seven years. Net computer software costs included in property, plant and equipment were $16.6 million and $15.8 million as of the years ended 2015 and 2014, respectively.
Debt Issuance Costs: Direct expenses such as legal, accounting and underwriting fees incurred to issue, extend or amend debt are included as a reduction in the carrying amount of the related debt. Debt issuance costs of $18.9 million and $25.2 million were included in the Company's consolidated balance sheets as of the years ended 2015 and 2014, respectively, net of accumulated amortization, and are amortized to interest expense over the term of the related debt on a straight line basis, which approximates the effective interest method. In accordance with Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), the Company reclassified $22.2 million of debt issuance costs, net of $3.0 million of deferred charges associated with the Company's asset-based revolving credit facility (the "ABL Facility") as a deduction from the carrying amount of the outstanding debt for the year ended 2014. Interest expense includes the amortization of debt issuance costs of $10.1 million, $9.8 million and $9.4 million in 2015, 2014 and 2013, respectively.
Goodwill and Other Intangible Assets: Goodwill represents the excess of purchase price over the fair value of net assets of businesses acquired. Goodwill is not amortized. Goodwill is subject to an annual impairment test and is reviewed annually as of the end of November to determine if there is an impairment, or more frequently if an indication of possible impairment exists. Impairment testing for goodwill is performed at a reporting unit level, with all goodwill assigned to a reporting unit. The Company's reporting units are the same as its three operating segments. An impairment loss generally would be recognized when the carrying amount of the reporting unit's net assets exceeds the estimated fair value of the reporting unit. No impairment charges for goodwill were recorded in 2015, 2014 or 2013, except as disclosed in Note 3.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets consist primarily of customer relationships and trademarks. Other intangible assets primarily arise from the purchase price allocations of businesses acquired. Intangible assets with determinable lives are amortized on a straight-line basis over the estimated useful life assigned to these assets. Intangible assets that are expected to generate cash flows indefinitely are not amortized, but are evaluated for impairment using the relief-from-royalty method.
During the fourth quarter of 2013, the Company made the decision to retire a certain indefinite lived trade name during 2014 as a result of rebranding the Company's print business line. Accordingly, based on its evaluation using a relief-from-royalty and other discounted cash flow methodologies, the Company concluded that the trade name asset was impaired. An impairment charge of $24.5 million was recorded to reduce the carrying value to the estimated fair value. The trade name was fully amortized during 2014. There were no intangible asset impairments in the years ended 2015 or 2014.
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
Self-Insurance: The Company is self-insured for the majority of its workers’ compensation costs and health insurance costs, subject to specific retention levels. The Company records its liability for workers’ compensation claims on a fully-developed basis. The Company’s liability for health insurance claims includes an estimate for claims incurred, but not reported. As of the years ended 2015 and 2014, the (i) undiscounted workers' compensation liability was $12.3 million and $13.2 million, respectively, and the discounted liability was $11.4 million and $12.2 million, respectively, using discount rates of 2% for each of the years ended 2015 and 2014; and the (ii) healthcare liability was $3.2 million and $3.3 million as of the years ended 2015 and 2014, respectively.
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
Advertising Costs: All advertising costs are expensed as incurred. Advertising costs were $3.2 million, $3.4 million and $2.7 million for 2015, 2014 and 2013, respectively.
Stock-Based Compensation: The Company uses the fair value method of accounting for stock-based compensation. The Company uses the Black-Scholes-Merton option-pricing model ("Black-Scholes") to measure fair value of stock option awards. The Black-Scholes model requires the Company to make significant judgments regarding the assumptions used within the model, the most significant of which are the stock price volatility assumption, the expected life of the option award, the risk-free rate of return and dividends during the expected term. The Company recognizes stock-based compensation expense for share-based awards expected to vest on a straight-line basis over the requisite service period of the award based on their grant date fair value.
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
Income Taxes: Deferred income taxes reflect the future tax effect of temporary differences between the carrying amount of assets and liabilities for financial and income tax reporting and are measured by applying statutory tax rates in effect for the year during which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

it is more likely than not that the net deferred tax assets will not be realized. The Company has a full valuation allowance related to its net deferred tax assets as of the year ended 2015.

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
New Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." The amendments in the ASU change the criteria for reporting discontinued operations while enhancing related disclosures. The amendments in the ASU were effective in the first quarter of 2015. The Company adopted this new guidance effective December 28, 2014. The new guidance was only applied prospectively to new disposals and new classifications of disposal groups held for sale after such date. As a result, this guidance did not have any impact on the Company's previously reported financial statements or related disclosures upon adoption.
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
In April 2015, the FASB issued ASU 2015-03. The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and interim periods beginning on or after December 15, 2015. As a result of the Company's adoption of ASU 2015-03, $22.2 million of debt issuance costs were reclassified from a long-term asset to a reduction in the carrying amount of its debt for the year ended 2014.
In November 2015, the FASB issued ASU 2015-17 "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of the Business Combination Topic of the FASB's ASC 805.  Acquisitions are accounted for by the acquisition method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair value on the acquisition date with the excess of the purchase price over their estimated fair value recorded as goodwill. In the event the estimated fair value of the assets and liabilities acquired exceeds the purchase price paid, a bargain purchase gain is recorded in the statement of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s consolidated statement of operations and were $1.1 million, $5.2 million and $8.7 million for the years ended 2015, 2014 and 2013, respectively.

Asendia

On August 7, 2015, the Company acquired certain assets of Asendia USA, Inc. ("Asendia"). The acquired assets provide letter shop, data processing, bindery and digital printing offerings. The Company also acquired approximately 40 employees. The total purchase price of approximately $2.0 million was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values at the acquisition date, and was assigned to the Company's print segment. The acquired identifiable intangible assets relate to customer relationships of $0.1 million.

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

The results of operations and cash flows are included in the Company’s statements of operations and cash flows from August 7, 2015. Pro forma results for the years ended 2015 or 2014, assuming the acquisition had been made on December 29, 2013, are not presented, as the effect would not be material.

National Envelope

On September 16, 2013, the Company acquired certain assets of National Envelope Corporation ("National"). National's accounts receivable and inventory were purchased by unrelated third parties in conjunction with the Company's acquisition. National manufactured and distributed envelope products for the wholesale, billing, financial, direct mail and office products markets and had approximately 1,600 employees. The Company believes the acquisition of certain assets of National has enhanced the Company's manufacturing capabilities and reduced capacity in the envelope industry. The purchase price was $34.1 million, of which $6.0 million was Cenveo common stock, and was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date, and was assigned to the Company's envelope segment. The acquisition of certain assets of National resulted in a bargain purchase gain of approximately $17.3 million, exclusive of $6.8 million of tax expense, which was recognized in the Company's consolidated statement of operations. Prior to the recognition of the bargain purchase gain, the Company reassessed the fair value of the tangible and identifiable intangible assets acquired and liabilities assumed in the acquisition. The Company believes it was able to acquire those assets of National for less than their fair value due to National's bankruptcy prior to the Company's acquisition. The acquired identifiable intangible asset relates to a leasehold interest with a fair value of $4.4 million, which is being amortized over the remaining lease term of 20 years, which includes renewal periods. The Company finalized the purchase price allocation in the third quarter of 2014 and adjusted the preliminary values allocated to certain assets and liabilities. There were no material adjustments to the purchase price allocation.
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
National's results of operations and cash flows are included in the Company's statements of operations and cash flows from September 16, 2013.

3. Discontinued Operations

During the second and third quarters of 2015, the Company began actively marketing for sale its Packaging Business to multiple strategic parties. As of the end of the third quarter, management was given the appropriate authority to move forward with these strategic parties on a potential sale of the Packaging Business. In accordance with the guidance in ASC 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, at that time, the financial results of the Packaging Business were accounted for as discontinued operations.
On January 19, 2016, the Company completed the sale of the Packaging Business. The Company received total cash proceeds of approximately $86.6 million, net of transaction costs of approximately $6.4 million. In the fourth quarter of 2015, the Company recorded a non-cash loss on sale of $5.0 million. The Company recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction. This loss was based on the executed purchase agreement and the net assets of the Packaging Business. In addition to the proceeds, $5.0 million of purchase price consideration has been held in escrow ("the Holdback Amount") and will be paid to the Company subject to the satisfaction of certain conditions, which is expected to be completed within 90 days of the closing date. Any amount received from the Holdback Amount will be recognized as income when received.
During the fourth quarter of 2013, the Company made the decision to retire a certain indefinite lived trade name during 2014 as a result of rebranding the Company's packaging business line. Accordingly, based on its evaluation using a relief-from-royalty and other discounted cash flow methodologies, the Company concluded that the trade name asset was impaired. An impairment charge of $8.9 million was recorded to reduce the carrying value to the estimated fair value. The trade name was fully amortized during 2014. The non-cash impairment charge was reported in in discontinued operations in the Company's consolidated financial statements.

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

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's consolidated balance sheets as of January 2, 2016, and December 27, 2014 (in thousands):

	2015	2014
Accounts receivable, net	$23,244	$29,344
Inventories	18,603	18,119
Other current assets	6,719	5,106
Assets of discontinued operations - current	48,566	52,569
Property, plant and equipment, net	48,244	54,585
Goodwill and other long-term assets	14,607	32,028
Assets of discontinued operations - long-term	62,851	86,613
Accounts payable	17,917	19,145
Other current liabilities	4,351	5,058
Liabilities of discontinued operations - current	22,268	24,203
Long-term debt and other liabilities	1,153	3,520
Liabilities of discontinued operations - long-term	1,153	3,520
Net assets of discontinued operations	$87,996	$111,459
The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For The Years Ended
	2015	2014	2013
Net sales	$178,850	$187,725	$228,178
Cost of sales	154,570	162,448	192,237
Selling, general and administrative expenses	20,630	20,826	22,278
Amortization of intangible assets	2,062	2,597	2,482
Restructuring and other charges	390	932	514
Impairment of goodwill	9,857	—	—
Impairment of intangible assets	—	—	8,874
Interest expense, net	117	137	99
Other income, net	(954)	(6,563)	(3,141)
(Loss) income from discontinued operations before income taxes	(7,822)	7,348	4,835
(Loss) gain on sale of discontinued operations before income taxes	(4,987)	2,519	25,597
Total (loss) income from discontinued operations before income taxes	(12,809)	9,867	30,432
Income tax (benefit) expense on discontinued operations	(1,419)	(1,323)	12,942
(Loss) income from discontinued operations, net of taxes	$(11,390)	$11,190	$17,490
(Loss) income per share - basic	$(0.16)	$0.17	$0.27
(Loss) income per share - diluted	$(0.16)	$0.17	$0.27

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	2015	2014
Raw materials	$40,938	$35,288
Work in process	14,696	17,429
Finished goods	65,981	66,174
	$121,615	$118,891

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	2015	2014
Land and land improvements	$9,194	$10,585
Buildings and building improvements	82,206	82,142
Machinery and equipment	525,914	516,443
Furniture and fixtures	8,696	8,570
Construction in progress	10,181	11,106
	636,191	628,846
Accumulated depreciation	(425,613)	(401,023)
	$210,578	$227,823

Sale-Leaseback Transaction

During the fourth quarter of 2015, the Company sold one manufacturing facility, which related to its print segment, and entered into a one-year operating lease for the same facility. At the time of the sale, the facility had a net book value of $3.4 million, and the Company received net proceeds of $7.1 million. In connection with the sale, the Company recorded a gain of $3.1 million in the consolidated statement of operations.

Proceeds From Long-Lived Assets

During the fourth quarter of 2014, the Company sold one manufacturing facility, which related to its envelope segment, for net proceeds of $1.0 million. During the third quarter of 2014, the Company sold one manufacturing facility, which related to its print segment, for net proceeds of $1.2 million. The sale of these facilities did not have a material impact on the consolidated statement of operations.

During the fourth quarter of 2013, the Company sold one office facility, which related to its envelope segment for net proceeds of $0.5 million. During the second quarter of 2013, the Company sold one manufacturing facility, which related to its envelope segment, for net proceeds of $1.7 million. The sale of these facilities did not have a material impact on the consolidated statement of operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of the years ended 2015 and 2014 by reportable segment are as follows (in thousands):

	Envelope	Print	Label	Total
Balance as of the year ended 2013	$23,433	$42,976	$109,277	$175,686
Foreign currency translation	—	(144)	—	(144)
Balance as of the year ended 2014	23,433	42,832	109,277	175,542
Foreign currency translation	—	(204)	—	(204)
Balance as of the year ended 2015	$23,433	$42,628	$109,277	$175,338

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

The estimated fair value for each of the Company's reporting units, as of the year ended 2015, exceeded the respective carrying values of each reporting unit. As a result, it was concluded that the goodwill assigned to each reporting unit, as of January 2, 2016, was not impaired. Refer to Note 3 for detail on goodwill impairment recorded in discontinued operations. Additionally, there were no goodwill impairments recorded in the years ended 2014 and 2013.

Other intangible assets are as follows (in thousands):

		2015				2014
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	7	$114,345	$(27,234)	$(55,209)	$31,902	$114,301	$(27,234)	$(48,356)	$38,711
Trademarks and trade names	23	64,540	(46,493)	(8,649)	9,398	64,550	(46,493)	(8,157)	9,900
Leasehold interest	17	4,430	—	(516)	3,914	4,430	—	(291)	4,139
Patents	10	3,528	—	(3,192)	336	3,528	—	(3,159)	369
Subtotal	11	186,843	(73,727)	(67,566)	45,550	186,809	(73,727)	(59,963)	53,119

Intangible assets with indefinite lives:
Trade names		84,900	—	—	84,900	84,900	—	—	84,900
Total		$271,743	$(73,727)	$(67,566)	$130,450	$271,709	$(73,727)	$(59,963)	$138,019

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
2016	$5,664
2017	5,273
2018	5,003
2019	4,885
2020	4,885
Thereafter	19,840
Total	$45,550

Asset Impairments

During the fourth quarter of 2013, the Company made the decision to retire a certain indefinite lived trade name during 2014 as a result of rebranding the Company's print business line. Accordingly, based on its evaluation using a relief-from-royalty and other discounted cash flow methodologies, the Company concluded that the trade name asset was impaired. An impairment charge of $24.5 million was recorded to reduce the carrying value to the estimated fair value. The trade name was fully amortized during 2014. There were no intangible asset impairments in the years ended 2015 or 2014.

7. Other Current Liabilities
Other current liabilities are as follows (in thousands):

	2015	2014
Accrued interest expense	$23,644	$24,378
Accrued customer rebates	20,591	20,857
Restructuring liabilities	3,198	5,174
Other accrued liabilities	39,270	34,368
	$86,703	$84,777

8. Long-Term Debt

Long-term debt is as follows (in thousands):

	2015	2014
ABL Facility due 2017 (1)	$148,200	$134,700
8.500% junior priority secured notes due 2022 ($248.0 million outstanding principal amount as of the years ended 2015 and 2014)	240,533	239,533
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of the years ended 2015 and 2014)	526,533	522,969
11.5% senior notes due 2017 ($199.7 million and $222.3 million outstanding principal amount as of the years ended 2015 and 2014, respectively)	195,846	215,247
7% senior exchangeable notes due 2017 ($83.3 million outstanding principal amount as of the years ended 2015 and 2014)	82,430	81,851
Other debt including capital leases	15,081	16,080
	1,208,623	1,210,380
Less current maturities	(5,373)	(3,872)
Long-term debt	$1,203,250	$1,206,508

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

 __________________________

(1) The weighted average interest rate outstanding for the ABL Facility was 3.36% and 3.82% as of the years ended 2015 and 2014, respectively.

The estimated fair value of the Company’s long-term debt was approximately $895.7 million and $1.2 billion for the years ended 2015 and 2014, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy and was based upon review of observable pricing in secondary markets for each debt instrument. Interest expense in 2015 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.2%, compared to the average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.6% in 2014. Cash interest payments on long-term debt were $91.5 million, $94.7 million and $103.0 million in 2015, 2014 and 2013, respectively.

6.000% Senior Priority Secured Notes

On June 26, 2014, the Company's wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer") issued $540.0 million aggregate principal amount of 6.000% senior priority secured notes due 2019 (the "6.000% Notes"), which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 6.000% Notes were issued at par, pursuant to an indenture (the "6.000% Indenture") among the Subsidiary Issuer, Cenveo, Inc. and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. The Subsidiary Issuer will pay interest on the 6.000% Notes semi-annually, in cash in arrears, on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.000% Notes have no required principal payments prior to their maturity on August 1, 2019.  The 6.000% Notes are guaranteed on a senior secured basis by Cenveo, Inc. and substantially all of its existing and future North American subsidiaries (other than the Subsidiary Issuer). As such, the 6.000% Notes rank pari passu with all of the Subsidiary Issuer's existing and future senior debt, and senior to any of the Subsidiary Issuer's subordinated debt and effectively junior to the Subsidiary Issuer's obligations under the ABL Facility, to the extent that the ABL Facility has a first priority perfected security interest in certain of the Company's assets. The Subsidiary Issuer may redeem the 6.000% Notes, in whole or in part, on or after February 1, 2019, at a redemption price of 100.0% plus accrued and unpaid interest. In addition, at any time between August 1, 2017, and February 1, 2019, the Subsidiary Issuer may redeem in whole or in part the remaining aggregate principal amount of the notes originally issued at a redemption price of 100% plus accrued and unpaid interest and a "make-whole" premium of not less than 1%. At any time prior to August 1, 2017, the Subsidiary Issuer may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 106.0% plus accrued and unpaid interest. Each holder of the 6.000% Notes has the right to require the Subsidiary Issuer to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 6.000% Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the Company's other subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing the Company's capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. With respect to a disposition of assets, the 6.000% Indenture requires, within 360 days after the receipt of any net proceeds, that the Company apply all such net proceeds (i) to be reinvested in the business of the Company; (ii) to repay obligations under the ABL Facility under certain circumstances; or (iii) to make an offer to purchase the 6.000% Notes. The 6.000% Indenture also contains certain customary affirmative covenants and events of default.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8.500% Junior Priority Secured Notes

Concurrently with the issuance of the 6.000% Notes on June 26, 2014, the Subsidiary Issuer issued $250.0 million aggregate principal amount of 8.500% junior priority secured notes due 2022 (the "8.500% Notes"), which were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933.  The 8.500% Notes were issued at par, pursuant to an indenture (the "8.500% Indenture") among the Subsidiary Issuer, Cenveo, Inc. and the other guarantors party thereto, and The Bank of New York Mellon, as trustee and collateral agent. The Subsidiary Issuer will pay interest on the 8.500% Notes semi-annually, in cash in arrears, on March 15 and September 15 of each year, commencing on September 15, 2014. The 8.500% Notes have no required principal payments prior to their maturity on September 15, 2022.  The 8.500% Notes are guaranteed on a junior secured basis by Cenveo, Inc. and substantially all of its existing and future North American subsidiaries (other than the Subsidiary Issuer). As such, the 8.500% Notes rank junior to any senior secured obligations of the Subsidiary Issuer, senior to any existing and future unsecured obligations of the Subsidiary Issuer, and senior to all existing and future obligations of the Subsidiary Issuer that are expressly subordinated to the 8.500% Notes. The Subsidiary Issuer may redeem the 8.500% Notes, in whole or in part, on or after September 15, 2017, September 15, 2018, September 15, 2019, or September 15, 2020, at redemption prices of 106.375%, 104.250%, 102.125% and 100.00%, respectively, plus accrued and unpaid interest. At any time prior to September 15, 2017, the Subsidiary Issuer may redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 108.5% plus accrued and unpaid interest. Each holder of the 8.500% Notes has the right to require the Subsidiary Issuer to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 8.500% Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the Company's other subsidiaries, to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing the Company's capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. With respect to a disposition of assets, the 8.500% Indenture requires, within 360 days after the receipt of any net proceeds, that the Company apply all such net proceeds (i) to be reinvested in the business of the Company, (ii) to repay indebtedness constituting senior priority obligations, or (iii) to make an offer to purchase the 8.500% Notes. The 8.500% Indenture also contains certain customary affirmative covenants and events of default.

Net proceeds of the 6.000% Notes and 8.500% Notes were used to: (i) refinance the $360 million secured term loan facility (the "Term Loan Facility"), which at the time had a remaining principal balance of $327.3 million; (ii) refinance the 8.875% senior second lien notes due 2018 (the "8.875% Notes"), which at the time had a remaining principal balance of $400.0 million; and (iii) pay related fees, expenses and accrued interest. In connection with the issuance of the 6.000% Notes and the 8.500% Notes, the Company capitalized debt issuance costs of $14.7 million and $7.1 million, respectively, all of which will be amortized over the life of the 6.000% Notes and the 8.500% Notes, of which $9.1 million and $5.1 million, respectively, remain unamortized at January 2, 2016.

A portion of the refinancing was accounted for as a modification of debt. As a result, the Company will continue to amortize a portion of the unamortized debt issuance costs on the 8.875% Notes and Term Loan Facility. The modification resulted in the recording of a discount of $5.9 million on the 6.000% Notes and $2.8 million on the 8.500% Notes, of which $4.4 million and $2.4 million, respectively, remain unamortized at January 2, 2016.

2013 Credit Facilities, including the ABL Facility

On April 16, 2013, the Company completed the refinancing of its $170 million revolving credit facility due 2014 (the "Revolving Credit Facility") and its existing term loan B due 2016 (the "Term Loan B," and collectively with the Revolving Credit Facility, the "Refinanced Facility") by entering into: (i) a Second Amended and Restated Credit Agreement providing for the Term Loan Facility, with a syndicate of lenders arranged by Bank of America, N.A., Macquarie Capital (USA) Inc. and Barclays Bank PLC, with Bank of America, N.A. serving as administrative agent, syndication agent and documentation agent; and (ii) a Credit Agreement providing for a $200 million ABL Facility (together with the Term Loan Facility, the "2013 Credit Facilities"), with a syndicate of lenders arranged by Bank of America, N.A., Barclays Bank PLC, General Electric Capital Corporation and Wells Fargo Bank, National Association, with Bank of America, N.A. serving as administrative agent, issuing bank and swingline lender. In connection with the 2013 Credit Facilities, the Company capitalized debt issuance costs of $7.2 million, of which $1.8 million relates to original issuance discount, and of which $2.3 million in debt issuance costs remains unamortized as of January 2, 2016. Proceeds from the 2013 Credit Facilities, together with available cash on hand, were used to refinance the outstanding term loans and revolving loans, and accrued interest thereon, under the Refinanced Facility, and to pay certain fees and expenses incurred in connection with the transactions. During 2014, the Company extinguished the Term Loan Facility.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Borrowing rates under the Term Loan Facility were, and under the ABL Facility are, selected at the Company's option at the time of each borrowing and, with respect to the Term Loan Facility were, and with respect to the ABL Facility are, generally based on London Interbank Offered Rate ("LIBOR") or the prime rate publicly announced by Bank of America, N.A. from time to time, in each case plus a specified interest rate margin. With respect to the Term Loan Facility, LIBOR-based borrowings had an interest rate of not less than 1.25% per annum plus an applicable margin of 5.00% per annum, and prime rate borrowings had an interest rate of not less than 2.25% per annum plus an applicable margin of 4.00% per annum. With respect to the ABL Facility, LIBOR-based borrowings have an interest rate margin ranging from 2.00% to 2.50% per annum, and prime rate borrowings have an interest rate margin ranging from 1.00% to 1.50% per annum, in each case depending on average availability under the ABL Facility for the most recent fiscal quarter. Under the ABL Facility, the Company pays a commitment fee on unused revolving loan commitments of 0.375% per annum or 0.50% per annum, depending on average usage under the ABL Facility for the most recent fiscal quarter.

The Term Loan Facility contained a maximum consolidated leverage ratio covenant and the ABL Facility contains a minimum consolidated fixed charge coverage ratio covenant that applies if availability thereunder falls below a certain level. In addition, the Term Loan Facility contained, and the ABL Facility contains, customary covenants that, among other things, place limits on the Company’s ability to incur debt, create liens, make investments and acquisitions, sell assets, pay dividends, prepay subordinated debt, merge with other entities, engage in transactions with affiliates and make capital expenditures. The Term Loan Facility also contained, and the ABL Facility also contains, customary events of default.

Under the Term Loan Facility, the term loan amortized in quarterly installments equal to 1.00% per year, commencing June 21, 2013, with the remaining principal balance due at maturity on February 13, 2017. Under the ABL Facility, all loans mature on February 13, 2017. Under the ABL Facility, the Company may elect, in its sole discretion, to extend the maturity date upon the satisfaction of certain conditions related to the refinancing of the Company's outstanding indebtedness under its 11.5% senior notes due 2017 (the "11.5% Notes"). If such conditions are satisfied, the maturity date of the ABL Facility may be extended to April 16, 2018.

The obligations under the Term Loan Facility were, and under the ABL Facility are, each guaranteed by the Company and each existing and future direct and indirect North American subsidiary. The Term Loan Facility was, and the ABL Facility is, secured by a first priority perfected security interest in substantially all assets of the Company and its North American subsidiaries, including: (i) all capital stock of each present and future subsidiary (with certain exclusions of foreign subsidiaries); (ii) all present and future inter-company debt; (iii) all intellectual property rights, including patents, trademarks and copyrights; and (iv) substantially all of the present and future other property and assets, including material real property.

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

On June 10, 2014, the Company entered into Amendment No. 2 to the ABL Facility, which amended the ABL Facility in order to allow the issuance of the 6.000% Notes and 8.500% Notes and the related refinancing transactions.
On January 30, 2015, the Company entered into Amendment No. 3 to the ABL Facility ("ABL Amendment No. 3"), and an accompanying Increasing Lender Agreement on February 4, 2015, pursuant to which the revolving commitments were increased by $10.0 million to a total capacity of $240.0 million. Among other things, ABL Amendment No. 3 increased the Company's flexibility to use the proceeds of any future asset sales to prepay its other indebtedness. The amendment also generally increased

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

the Company's flexibility to prepay outstanding indebtedness, make acquisitions and other investments, and pay dividends, subject to the satisfaction of certain conditions. In connection with this amendment, the Company capitalized debt issuance costs of $1.3 million.

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
Other Debt

On September 30, 2015, the Company entered into an equipment loan in the aggregate amount of $12.5 million, secured by certain machinery and equipment of the Company. Interest on the equipment loan accrues at 8.25% per year and is payable monthly in arrears beginning on November 1, 2015, through February 1, 2019. If the Company elects to prepay the loan in full before the maturity date, a prepayment fee of 3% will apply if such payment is made during the first year following closing of the equipment loan, 2% if such prepayment is made during the second year following such closing, and 1% if such prepayment is made during the third year following such closing or thereafter. Net proceeds from the equipment loan were used to repay in full the equipment loan entered into in connection with the acquisition of certain assets of National on September 16, 2013, as described below.

On September 16, 2013, in connection with the acquisition of certain assets of National, the Company entered into an equipment loan in the aggregate amount of $20.0 million, secured by the machinery and equipment of National. Interest on the equipment loan accrued at a rate of LIBOR plus 11% per year and was payable monthly in arrears for a period of five years beginning on November 1, 2013. A prepayment fee applied if the Company elected to prepay the loan in full before the maturity date. From the date of issuance through September 30, 2014, the prepayment fee was 4%, and the fee declined by 1% in each subsequent year.

11.5% Senior Notes

On March 28, 2012, the Company issued $225 million aggregate principal amount of 11.5% Notes that were sold with registration rights to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, and to certain non-U.S. persons in accordance with Regulation S under the Securities Act of 1933.  The 11.5% Notes were issued at a discount of approximately $8.3 million, of which $2.4 million remains unamortized as of January 2, 2016. The 11.5% Notes were issued pursuant to an indenture (the "11.5% Indenture") among the Company, certain subsidiary guarantors and U.S. Bank N.A., as trustee. The Company will pay interest on the 11.5% Notes, semi-annually, in cash in arrears, on May 15 and November 15 of each year, commencing on May 15, 2012. The 11.5% Notes have no required principal payments prior to their maturity on May 15, 2017.  The 11.5% Notes are guaranteed on a senior unsecured basis by the Company and substantially all of its existing and future North American subsidiaries. As such, the 11.5% Notes rank pari passu with all of the Company's existing and future senior debt and senior to any of the Company's subordinated debt. The Company has the right to redeem the 11.5% Notes, in whole or in part, on or after May 15, 2015, at redemption prices ranging from 100% to 105.75%, plus accrued and unpaid interest. In addition, at any time prior to May 15, 2015, the Company had the right to redeem up to 35% of the aggregate principal amount of the notes originally issued with the net cash proceeds of certain public equity offerings, at a redemption price of 111.5% plus accrued and unpaid interest. The Company had the right to also redeem some or all of the 11.5% Notes before May 15, 2015 at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus a "make whole" premium.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Each holder of the 11.5% Notes has the right to require the Company to repurchase such holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest thereon, upon the occurrence of certain events specified in the indenture that constitute a change of control. The 11.5% Indenture contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Company's subsidiaries to incur or guarantee additional indebtedness, make restricted payments (including paying dividends on, redeeming or repurchasing the Company's capital stock), permit restricted subsidiaries to pay dividends or make other distributions or payments, dispose of assets, make investments, grant liens on assets, merge or consolidate or transfer certain assets, and enter into transactions with affiliates. With respect to a disposition of assets, the 11.5% Indenture requires, within 360 days after the receipt of any net proceeds from an asset sale, that the Company apply all such net proceeds (i) to be reinvested in the business of the Company; (ii) to repay or retire any senior debt; or (iii) to make an offer to purchase the 11.5% Notes. The 11.5% Indenture also contains certain customary affirmative covenants. In order to fulfill its registration rights obligations, on May 10, 2012, the Company launched a registered exchange offer to exchange any and all of its unregistered 11.5% Notes for publicly tradable notes having substantially identical terms, except for the elimination of some transfer restrictions, registration rights and additional interest payments relating to the outstanding notes, which expired on June 18, 2012.

During the first quarter of 2016, the Company extinguished $10.0 million of its 11.5% Notes. In connection with these retirements, the Company recorded a gain on early extinguishment of $5.1 million, which primarily relates to a discount from the principal amount upon repurchase.
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

Net proceeds of the 11.5% Notes and 7% Notes together with borrowings under the Company's Revolving Credit Facility were used to fund the cash tender offers for any and all of the Company's 8.375% senior subordinated notes due 2014 (the "8.375% Notes") and the 10.5% senior notes due 2016 (the "10.5% Notes"), plus $45 million aggregate principal amount of the Company's 7.875% Notes and to repurchase an additional $73 million of the 7.875% Notes through open market, negotiated purchases to refinance such indebtedness, and to pay related fees and expenses. In connection with the issuance of the 11.5% Notes and the 7% Notes, the Company capitalized debt issuance costs of $6.0 million and $3.0 million, respectively, all of which will be amortized over the life of the 11.5% Notes and the 7% Notes, of which $1.5 million and $0.8 million, respectively, remain unamortized at January 2, 2016.

During the first quarter of 2016, the Company extinguished $34.5 million of its 7% Notes. In connection with these retirements, the Company recorded a gain on early extinguishment of $16.5 million, which primarily relates to a discount from the principal amount upon repurchase.

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
2015 Extinguishments
During the year ended 2015, the Company recorded a total loss on early extinguishment of debt of $1.3 million. During the year ended 2015, the Company paid in full its existing equipment loan, which had a remaining principal balance at the time of $12.3 million. In connection with this extinguishment, the Company recorded a loss on early extinguishment of $0.7 million, of which $0.2 million related to prepayment fees and $0.5 million related to the write-off of unamortized debt issuance costs. During the year ended 2015, the Company recorded a loss on early extinguishment of debt of $0.6 million related to the repurchase of $22.6 million of its 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, $0.2 million related to the write-off of original issuance discount, and $0.2 million related to a premium paid over the principal amount upon repurchase.
2014 Extinguishments

During the year ended 2014, the Company recorded a total loss on extinguishment of $27.4 million. In 2014, the Company extinguished a total of $2.7 million of its 11.5% Notes. In connection with these retirements, the Company recorded a total loss on early extinguishment of debt of $0.1 million. The Company extinguished $2.0 million of its 8.500% Notes. In connection with the extinguishment, the Company recorded a gain on early extinguishment of debt of $0.4 million. In connection with the exchange of $3.0 million of its 7% Notes, the Company incurred a non-cash induced conversion expense of $1.1 million, which has been recorded in loss on early extinguishment of debt, net. The Company extinguished its Term Loan Facility and its 8.875% Notes. In connection with this extinguishment, the Company recorded a loss on early extinguishment of debt of approximately $9.0 million, of which $5.8 million related to the write-off of unamortized debt issuance costs, and $3.2 million related to the write-off of original issuance discount. Additionally, in connection with the issuance of the 6.000% Notes and 8.500% Notes, the Company expensed debt issuance costs of $16.5 million, of which $1.6 million related to fees paid to third parties. The Company also used cash on hand of $9.4 million to repay in full the remaining principal balance on the Unsecured Term Loan. In connection with the extinguishment of the Unsecured Term Loan, the Company recorded a loss on early extinguishment of debt of approximately $1.0

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

million, of which $0.6 million related to the write-off of unamortized debt issuance costs, and $0.4 million related to the write-off of original issuance discount.
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

Debt Restrictions and Compliance

The agreements governing the Company's outstanding indebtedness contain a number of significant restrictions and covenants which limit the Company's ability (subject in each case to limited exceptions) to, among other things: (i) incur or guarantee additional indebtedness; (ii) make restricted payments, including dividends and prepaying indebtedness; (iii) create or permit certain liens; (iv) enter into business combinations and asset sale transactions; (v) make investments, including capital expenditures; (vi) amend organizational documents and change accounting methods; (vii) enter into transactions with affiliates; and (viii) enter into new businesses.

The ABL Facility also contains a negative covenant restricting dispositions, including dispositions the aggregate book value of which exceeds $35.0 million. Such dispositions are permitted, however, if within 360 days after the receipt of any net proceeds from such dispositions, the Company applies all of the net proceeds thereof: (i) to be reinvested in the business of the Company; (ii) to repay obligations under the ABL Facility under certain circumstances; or (iii) to make an offer to purchase the 6.000% Notes. Each of the indentures governing the 6.000% Notes, 8.500% Notes and 11.5% Notes also contains a negative covenant requiring the Company to apply any net proceeds from an asset sale: (i) to be reinvested in the business of the Company; (ii) to repay certain of the Company's indebtedness; or (iii) to make an offer to purchase the 6.000% Notes, 8.500% Notes or 11.5% Notes, respectively. On January 19, 2016, the Company completed the sale of the Packaging Business, realizing total cash proceeds of approximately $86.6 million, net of transaction costs. As a result, by January 13, 2017 the Company must apply such net proceeds as described above. Failure to do so would result in a default under the ABL Facility and each of the indentures governing the 6.000% Notes, 8.500% Notes and 11.5% Notes. Such a default could cause the indebtedness outstanding under the ABL Facility and each of the 6.000% Notes, 8.500% Notes and 11.5% Notes, and, by reason of cross-acceleration or cross-default provisions, the 7% Notes, and any other indebtedness the Company may then have, to become immediately due and payable.

In addition, the ABL Facility contains a minimum consolidated fixed charge coverage ratio with which, under certain circumstances, the Company must comply on a quarterly basis. The Company's ability to meet such fixed charge coverage ratio may be affected by events beyond the Company's control, such as further deterioration in general economic conditions. The Company is also required to provide certain financial information on a quarterly basis. Failure to maintain the fixed charge coverage ratio or effective internal controls could, in certain circumstances, prevent the Company from borrowing additional amounts, and could result in a default under the ABL Facility. Such a default could cause the indebtedness outstanding under the ABL Facility, and, by reason of cross-acceleration or cross-default provisions, the 6.000% Notes, the 8.500% Notes, the 11.5% Notes and the 7% Notes, and any other indebtedness the Company may then have, to become immediately due and payable.

If any such defaults occur and if the Company is unable to repay those amounts, the lenders under the ABL Facility and indentures governing the 6.000% Notes and 8.500% Notes could initiate a bankruptcy or liquidation proceeding, or proceed against the collateral granted to them which secures that indebtedness.

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
As of the year ended 2015, the Company was in compliance with all debt agreement covenants.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The aggregate annual maturities for long-term debt, including the original issuance discount, are as follows (in thousands):

2016	$5,373
2017	436,697
2018	3,618
2019	540,543
2020	—
Thereafter	248,000
$1,234,231
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

On a recurring basis, the Company records its pension plan assets (Note 13) at fair value. No additional assets or liabilities were recorded at fair value on a recurring basis for the years ended 2015 and 2014.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis:

Assets and liabilities measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When the Company determines that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in the statement of operations. No impairment of fixed assets or goodwill has been recorded in 2015 or 2014.

Refer to Note 6 for further information associated with the impairment of certain trade names, recorded in 2013. Fair value was derived using the relief-from-royalty method, as described in Note 1.

Fair Value of Financial Instruments:

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of the years ended 2015 and 2014 due to the short-term nature of these instruments. See Note 8 for fair value of the Company’s long-term debt. Additionally, the Company also records the assets and liabilities assumed in its acquisitions (Note 2) at fair value.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Income Taxes
Income Tax Expense (Benefit)
Income (loss) from continuing operations before income taxes was as follows for the years ended (in thousands):

	2015	2014	2013
Domestic	$(17,196)	$(93,157)	$(74,741)
Foreign	2,128	2,263	2,626
	$(15,068)	$(90,894)	$(72,115)
Income tax expense (benefit) on loss from continuing operations consisted of the following for the years ended (in thousands):

	2015	2014	2013
Current tax expense:
Federal	$—	$—	$—
Foreign	592	376	702
State	1,058	1,080	888
	1,650	1,456	1,590
Deferred tax expense (benefit):
Federal	1,109	(8,771)	1,905
Foreign	270	124	16
State	1,364	11,350	10,650
	2,743	2,703	12,571
Income tax expense	$4,393	$4,159	$14,161
The Company's deferred tax expense (benefit) for the year ended 2013 includes a tax charge of $40.6 million related to a valuation allowance against its deferred tax assets.
A reconciliation of the expected tax benefit based on the federal statutory tax rate to the Company’s actual income tax expense is summarized as follows for the years ended (in thousands):

	2015	2014	2013
Expected tax benefit at federal statutory income tax rate	$(5,274)	$(31,814)	$(25,240)
State and local income tax benefit	(3,295)	(1,411)	(1,706)
Change in valuation allowance	5,914	31,734	34,049
Change in contingency reserves	(118)	(118)	(105)
Non-U.S. tax rate differences	116	(293)	(201)
Non-deductible expenses	3,094	4,120	4,054
Change in state tax rates	802	1,379	(272)
Expiration of stock option contracts	—	—	968
Other	3,154	562	2,614
Income tax expense	$4,393	$4,159	$14,161
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities of the Company, were as follows (in thousands):

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$128,232	$135,930
Compensation and benefit related accruals	50,255	50,537
Foreign tax credit carryforwards	—	7,013
Alternative minimum tax credit carryforwards	7,450	7,706
Accounts receivable	2,679	2,468
Inventory	2,816	2,501
Restructuring accruals	8,810	8,592
Accrued tax and interest	1,882	1,763
Other	4,022	8,599
Valuation allowance	(163,225)	(164,121)
Total deferred tax assets	42,921	60,988

Deferred tax liabilities:
Property, plant and equipment	(27,850)	(35,287)
Goodwill and other intangible assets	(52,438)	(53,948)
Other	(553)	(6,917)
Total deferred tax liabilities	(80,841)	(96,152)
Net deferred tax liability	$(37,920)	$(35,164)
The net deferred tax (liability) asset included the following (in thousands):

	2015	2014
Current deferred tax asset (included in prepaid and other current assets)	$4,116	$5,042
Long-term deferred tax liability (included in other liabilities)	(42,036)	(40,206)
Total	$(37,920)	$(35,164)
The Company has federal and state net operating loss carryforwards. The tax effect of these attributes was $128.2 million as of the year ended 2015. Federal net operating loss carryforwards of $330.7 million will expire from 2022 through 2034 and alternative minimum tax credit carryforwards of $7.5 million do not have an expiration date.
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
Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. The Company utilizes a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of its cumulative results in recent years. In the United States, the Company's analysis indicates that it has cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving the cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, the Company considers all other available positive and negative evidence in its analysis. Based upon the Company's analysis, which incorporated the excess capacity and pricing pressure experienced in certain product lines, the Company believes it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, the Company has a valuation allowance related to those net deferred tax assets of $144.4 million as of the year ended 2015. Deferred tax assets related to certain state net operating losses also did not reach the more likely than not

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

realizability criteria and accordingly, were subject to a valuation allowance, the balance of which, as of the year ended 2015 was $18.8 million.
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
Uncertain Tax Positions
The Company accounts for uncertain tax positions by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. During 2015 and 2014, the Company did not reduce its liability for uncertain tax positions. The Company does not anticipate significant changes to its unrecognized tax benefits in the next twelve months. The balance of the Company’s remaining unrecognized tax benefits as of the year ended 2015 includes $2.2 million of tax benefits that, if recognized would affect the effective tax rate, which is included in other liabilities. The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the uncertain tax benefits noted above, the Company accrued interest of $0.3 million during 2015 and, in total, as of the year ended 2015, has recognized no liabilities for penalties and liabilities of $2.8 million for interest.
The Company’s unrecognized tax benefit activity for the years ended 2015, 2014 and 2013 was as follows (in thousands):

Unrecognized tax benefit – As of year end 2012	$2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2013	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2014	2,226
Gross decreases - tax positions in prior period	—
Gross decreases – expiration of applicable statute of limitations	—
Unrecognized tax benefit – As of year end 2015	$2,226
The Internal Revenue Service ("IRS") has examined the Company’s federal income tax returns through 2010. The Company’s federal income tax returns for tax years 2004 through 2006, and 2009 through 2010, remain subject to examination by the IRS due to a federal net operating loss generated in those years. Federal tax returns filed for 2012 forward remain subject to examination by statute. The various states in which the Company is subject to income tax audits are generally open for the tax years after 2010. In Canada, the Company remains subject to audit for tax years after 2004. The Company does not believe that the outcome of any examination will have a material impact on its consolidated financial statements.
Current Taxes and Cash Taxes
As of the years ended 2015 and 2014, the Company had income tax receivables of $0.3 million and $1.1 million, respectively, included in other current assets. Net cash payments for income taxes were $0.7 million, $1.6 million and $0.3 million in 2015, 2014 and 2013, respectively.

11. Restructuring and Other Charges
Cost Savings, Restructuring and Integration Plans

The Company currently has two active cost savings, restructuring and integration plans, which are related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities (the "2015 Plan" and the "2014 Plan").

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015 Plan
During 2015, the Company implemented the 2015 Plan, which primarily focuses on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities. The Company expects to be substantially complete with the 2015 Plan during the 2016 fiscal year.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2015 Activity

Restructuring and other charges for the year ended 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$150	$—	$—	$—	$—	$—	$150
2014 Plan	252	—	—	—	—	—	252
Residual Plans	—	—	—	(22)	174	65	217
Acquisition Integration Plans	45	1,895	33	338	—	570	2,881
Total Envelope	447	1,895	33	316	174	635	3,500
Print
2015 Plan	397	—	—	—	—	—	397
2014 Plan	119	116	52	—	4,017	1,069	5,373
Residual Plans	(54)	65	—	163	790	119	1,083
Total Print	462	181	52	163	4,807	1,188	6,853
Label
2015 Plan	20	—	139	—	—	200	359
2014 Plan	127	—	—	—	—	—	127
Total Label	147	—	139	—	—	200	486
Corporate
2015 Plan	1,552	—	—	—	—	171	1,723
Residual Plans	—	—	—	—	—	14	14
Total Corporate	1,552	—	—	—	—	185	1,737
Total Restructuring and Other Charges	$2,608	$2,076	$224	$479	$4,981	$2,208	$12,576

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2014 Activity

Restructuring and other charges for the year ended 2014 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2014 Plan	$145	$—	$—	$—	$—	$—	$145
Residual Plans	(4)	—	—	(198)	140	89	27
Acquisition Integration Plans	2,019	2,793	3,432	1,949	—	3,816	14,009
Total Envelope	2,160	2,793	3,432	1,751	140	3,905	14,181
Print
2014 Plan	597	(747)	11	—	—	376	237
Residual Plans	299	(41)	—	362	1,120	1,114	2,854
Total Print	896	(788)	11	362	1,120	1,490	3,091
Label
2014 Plan	149	—	—	—	—	—	149
Residual Plans	8	—	—	—	—	—	8
Total Label	157	—	—	—	—	—	157
Corporate
2014 Plan	4,016	—	—	—	—	46	4,062
Residual Plans	—	—	—	—	—	35	35
Total Corporate	4,016	—	—	—	—	81	4,097
Total Restructuring and Other Charges	$7,229	$2,005	$3,443	$2,113	$1,260	$5,476	$21,526

2013 Activity

Restructuring and other charges for the year ended 2013 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
Residual Plans	$195	$118	$203	$515	$107	$806	$1,944
Acquisition Integration Plans	448	1,030	1,274	37	—	743	3,532
Total Envelope	643	1,148	1,477	552	107	1,549	5,476
Print
Residual Plans	2,614	147	49	569	346	564	4,289
Total Print	2,614	147	49	569	346	564	4,289
Label
Residual Plans	611	—	—	9	—	13	633
Total Label	611	—	—	9	—	13	633
Corporate
Residual Plans	1,963	—	—	64	—	161	2,188
Total Corporate	1,963	—	—	64	—	161	2,188
Total Restructuring and Other Charges	$5,831	$1,295	$1,526	$1,194	$453	$2,287	$12,586

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Pension Withdrawal Liabilities	Building Clean-up, Equipment Moving and Other Expenses	Total

2015 Plan
Balance as of the year ended 2014	$—	$—	$—	$—	$—
Accruals, net	2,119	—	—	510	2,629
Payments	(1,843)	—	—	(510)	(2,353)
Balance as of the year ended 2015	$276	$—	$—	$—	$276

2014 Plan
Balance as of the year ended 2013	$—	$—	$—	$—	$—
Accruals, net	4,907	—	—	433	5,340
Payments	(3,401)	—	—	(433)	(3,834)
Balance as of the year ended 2014	1,506	—	—	—	1,506
Accruals, net	498	—	4,017	1,121	5,636
Payments	(2,001)	—	(155)	(1,121)	(3,277)
Balance as of the year ended 2015	$3	$—	$3,862	$—	$3,865

Residual Plans
Balance as of the year ended 2013	$837	$1,400	$20,555	$—	$22,792
Accruals, net	303	164	1,260	1,238	2,965
Payments	(1,086)	(887)	(3,115)	(1,238)	(6,326)
Balance as of the year ended 2014	54	677	18,700	—	19,431
Accruals, net	(54)	141	964	198	1,249
Payments	—	(407)	(3,684)	(198)	(4,289)
Balance as of the year ended 2015	$—	$411	$15,980	$—	$16,391

Acquisition Integration Plans
Balance as of the year ended 2013	$155	$2,503	$—	$—	$2,658
Accruals, net	2,019	1,949	—	7,248	11,216
Payments	(2,097)	(3,316)	—	(7,248)	(12,661)
Balance as of the year ended 2014	77	1,136	—	—	1,213
Accruals, net	45	338	—	603	986
Payments	(122)	(1,082)	—	(603)	(1,807)
Balance as of the year ended 2015	$—	$392	$—	$—	$392

Total Restructuring Liability	$279	$803	$19,842	$—	$20,924

The total restructuring liability was $20.9 million, of which $3.2 million is included in other current liabilities, and $17.7 million is included in other liabilities in the Company's consolidated balance sheet.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
The Company measures the cost of employee services received in exchange for an award of equity instruments, including grants of employee stock options, RSUs and performance share units ("PSUs"), based on the fair value of the award at the date of grant in accordance with the modified prospective method. The Company uses the Black-Scholes model for purposes of determining the fair value of stock options granted and recognizes compensation costs ratably over the requisite service period for each separately vesting portion of the award, net of estimated forfeitures. The Black-Scholes model has limitations on its effectiveness including that it was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable and that the model requires the use of parameters, such as stock price volatility that must be estimated from historical data and other market information. The Company’s stock option awards to employees have characteristics significantly different from those of traded options and parameter estimation methodologies can materially affect fair value estimates. Stock-based compensation is expensed on a straight-line basis over the service period of the awards, with the exception of PSUs, which are expensed based on the probability that the performance condition will be satisfied.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s consolidated statement of operations was $1.6 million, $2.4 million and $3.7 million for the years ended 2015, 2014 and 2013, respectively. The income tax benefits related to the Company’s stock-based compensation expense were $0.4 million, $0.6 million and $0.7 million for the years ended 2015, 2014 and 2013, respectively.

As of January 2, 2016, there was approximately $2.6 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.3 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the years ended 2015, 2014 and 2013 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (1)(in thousands)
Outstanding as of the year ended 2012	2,226,000	$7.75	2.7	$—
Granted	189,500	2.00
Exercised	(20,000)	2.00		$22
Forfeited/expired	(617,500)	13.43
Outstanding as of the year ended 2013	1,778,000	$5.23	2.4	$259
Granted	—	—
Exercised	(10,000)	2.00		$—
Forfeited/expired	(97,500)	6.35
Outstanding as of the year ended 2014	1,670,500	$5.18	1.4	$29
Granted	685,500	2.38
Exercised	—	—		$—
Forfeited/expired	(834,000)	4.39
Outstanding as of the year ended 2015	1,522,000	$4.32	3.0	$—
Exercisable as of the year ended 2015	797,250	$6.12	0.9	$—
__________________________

(1)
Intrinsic value for purposes of this table represents the amount by which the fair value of the underlying stock, based on the respective market prices as of the years ended 2015, 2014 and 2013, or, if exercised, the exercise dates, exceeds the exercise prices of the respective options.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The weighted average grant date fair value of stock options granted during 2015 and 2013, were at exercise prices equal to the market price of the stock on the grant dates, as calculated under the Black-Scholes model with the weighted average assumptions as follows:

	2015	2013
Weighted average fair value of option grants during the year	$0.86	$1.01
Assumptions:
Expected option life in years	4.25	4.25
Risk-free interest rate	1.24%	0.50%
Expected volatility	43.0%	65.7%
Expected dividend yield	0.0%	0.0%
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
There were no stock options granted during 2014.
RSUs
A summary of the Company’s non-vested RSUs as of and for the years ended 2015, 2014 and 2013 is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested as of the year ended 2012	1,074,340	$5.44
Granted	549,500	2.00
Vested	(629,340)	4.88
Forfeited	(13,750)	2.99
Unvested as of the year ended 2013	980,750	$3.91
Granted	88,236	3.06
Vested	(555,500)	4.40
Forfeited	(625)	5.62
Unvested as of the year ended 2014	512,861	$3.22
Granted	695,944	2.38
Vested	(326,861)	3.92
Forfeited	(41,250)	2.25
Unvested as of the year ended 2015	840,694	$2.30

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The total fair value of RSUs, which vested during 2015, 2014 and 2013 was $0.6 million, $1.7 million and $1.6 million, respectively, as of the respective vesting dates.
PSUs

A summary of the Company's non-vested PSUs as of and for the years ended 2015, 2014 and 2013 is as follows:

	PSUs	Weighted Average Grant Date Fair Value
Unvested as of the year ended 2012	—	$—
Granted	730,500	—
Vested	—	—
Forfeited	(730,500)	—
Unvested as of the year ended 2013	—	—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested as of the year ended 2014	—	—
Granted	590,000	2.38
Vested	—	—
Forfeited	(25,000)	2.38
Unvested as of the year ended 2015	565,000	$2.38
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
On May 1, 2013, 730,500 PSUs were granted to certain employees, with each award representing the right to receive one share of the Company's common stock upon the achievement of certain established performance targets and service conditions. The performance period for the awards was December 30, 2012 through December 28, 2013. As the performance targets were not met, the PSUs expired unvested and no compensation expense related to PSUs was recognized in the consolidated statement of operations for the year ended 2013.

There were no PSUs granted in fiscal year 2014.

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
Supplemental Executive Retirement Plans: The Company has various supplemental executive retirement plans ("SERP"), which provide benefits to certain former directors and executives. For accounting purposes, these plans are unfunded; however, one plan utilizes income from annuities to offset a portion of the cost of the plan. These annuities are included in other assets, net in the consolidated balance sheets and are not netted against the plan's benefit obligation. Additionally, the income or loss from the annuities are not reflected in net periodic expense related to the plan.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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
Savings Plan: The Company sponsors a defined contribution plan to provide substantially all United States salaried and certain hourly employees an opportunity to accumulate personal funds for their retirement. The Company contributed $0.5 million, $0.5 million and $0.3 million to the plan in 2015, 2014 and 2013, respectively, for certain union employees. Employees participating in the plan held 2,210,499 shares of the Company’s common stock as of the year ended 2015.
Funded Status and Net Periodic Cost: The following tables provide a reconciliation of the changes in the Company’s pension, SERP and OPEB plans' benefit obligations and fair value of assets for 2015 and 2014, a statement of the funded status as of the years ended 2015 and 2014, respectively, and the amounts recognized in the consolidated balance sheets as of the years ended 2015 and 2014 (in thousands).

	Pensions		SERPs		OPEBs
	2015	2014	2015	2014	2015	2014
Benefit obligation at beginning of year	$365,326	$319,151	$18,508	$17,824	$1,789	$2,075
Service cost	—	—	—	—	2	2
Interest cost	13,341	14,027	656	754	63	88
Actuarial (gain) loss	(14,715)	55,821	(94)	1,925	(274)	(254)
Benefits paid	(18,051)	(23,673)	(2,072)	(1,995)	(76)	(122)
Benefit obligation at end of year	$345,901	$365,326	$16,998	$18,508	$1,504	$1,789

The following table provides a reconciliation of the Company’s fair value of plan assets:

	Pensions		SERPs		OPEBs
	2015	2014	2015	2014	2015	2014
Fair value of plan assets at beginning of year	$267,635	$260,917	$—	$—	$—	$—
Actual return on plan assets	(6,610)	18,466	—	—	—	—
Employer contributions	4,545	11,925	2,072	1,995	76	122
Benefits paid	(18,051)	(23,673)	(2,072)	(1,995)	(76)	(122)
Fair value of plan assets at end of year	$247,519	$267,635	$—	$—	$—	$—

The following table shows the funded status at the end of the year:

	Pensions		SERPs		OPEBs
	2015	2014	2015	2014	2015	2014
Funded status at end of year	$(98,382)	$(97,691)	$(16,998)	$(18,508)	$(1,504)	$(1,789)
The following table shows amounts recognized in AOCI:

	Pensions		SERPs		OPEBs
	2015	2014	2015	2014	2015	2014
Net actuarial loss (gain)	$119,712	$115,438	$5,438	$5,872	$(1,045)	$(830)
Prior service cost	—	—	—	—	44	44
Total	$119,712	$115,438	$5,438	$5,872	$(1,001)	$(786)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows amounts recognized in the consolidated balance sheets:

	Pensions		SERPs		OPEBs
	2015	2014	2015	2014	2015	2014
Other current liabilities	$—	$—	$1,967	$1,989	$130	$164
Other liabilities	98,382	97,691	15,031	16,519	1,374	1,625
Total liabilities	$98,382	$97,691	$16,998	$18,508	$1,504	$1,789

The following table provides components of the net periodic cost for the pension, SERP and OPEB plans for the years ended 2015, 2014 and 2013 (in thousands):

	For The Years Ended
	2015	2014	2013
Service cost	$2	$2	$—
Interest cost	14,061	14,870	13,716
Expected return on plan assets	(20,976)	(20,792)	(18,455)
Net amortization and deferral	—	—	(6)
Recognized net actuarial loss	8,877	3,220	7,779
Net periodic expense (benefit)	$1,964	$(2,700)	$3,034

Interest cost on projected benefit obligation includes $0.7 million, $0.8 million and $0.8 million related to the Company’s SERP and OPEB plans in 2015, 2014 and 2013, respectively.

The pre-tax amount of actuarial losses in AOCI as of the year ended 2015 that are expected to be recognized in net periodic benefit cost in 2016 is $9.7 million for defined benefit pension plans and $0.2 million for other postretirement benefit plans, including SERP. The pre-tax amount of prior service cost included in AOCI as of the year ended 2015 that is expected to be recognized in net periodic benefit cost in 2016 is zero for all defined benefit plans.
The assumptions used were as follows:

	2015	2014	2013
Discount rate used to calculate net periodic benefit expense	3.75%	4.50%	3.75%
Discount rate used to calculate projected benefit obligation	4.00%	3.75%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	n/a
The discount rate assumption used to determine the Company’s pension obligations as of the years ended 2015 and 2014 takes into account the projected future benefit cash flow and the underlying individual yields in the Citigroup Pension Liability Index that would be available to provide for the payment of those benefits. The ultimate rate is developed by calculating an equivalent discounted present value of the benefit cash flow as of the years ended 2015 and 2014, respectively, using a single discount rate rounded to the nearest quarter percent.
The expected long-term rate of return on plan assets of 8.0% for the years ended 2015 and 2014 was based on historical returns and the expectations for future returns for each asset class in which plan assets are invested as well as the target asset allocation of the investments of the plan assets.
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company’s pension plans with accumulated benefit obligations in excess of plan assets were as follows (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2015	2014
Projected benefit obligation	$362,899	$383,834
Accumulated benefit obligation	362,899	383,834
Fair value of plan assets	247,519	267,635
The Company currently expects to contribute less than $0.1 million to its pension plans in 2016.
The estimated pension benefit payments expected to be paid by the pension plans and the estimated SERP and OPEB payments expected to be paid by the Company for the years 2016 through 2020, and in the aggregate for the years 2021 through 2025, are as follows (in thousands):

	Pension Plans	SERP	OPEB
2016	$17,867	$2,006	$133
2017	18,122	1,870	129
2018	18,609	1,707	126
2019	19,001	1,642	122
2020	19,356	1,574	118
2021 through 2025	101,485	6,680	526
Fair Value of Assets: The Company's investment objective is to maximize the long-term return on its pension plan assets within prudent levels of risk. Investments are primarily diversified with a blend of equity securities, fixed income securities and alternative investments. The intent is to minimize plan expenses by outperforming plan liabilities over the long run.

The Company segregated its plan assets by the following major categories and levels for determining their fair values as of the years ended 2015 and 2014:

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The fair values of the Company’s pension plan assets as of the years ended 2015 and 2014, by asset category are as follows (in thousands):

	2015				2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,306	$—	$—	$12,306	$6,661	$—	$—	$6,661
Equity	120,953	—	—	120,953	133,833	—	—	133,833
Fixed income	12,497	49,993	—	62,490	16,696	50,203	—	66,899
Other	—	1,489	—	1,489	—	1,599	—	1,599
Alternative investments	—	—	50,281	50,281	—	—	58,643	58,643
Total pension plan assets	$145,756	$51,482	$50,281	$247,519	$157,190	$51,802	$58,643	$267,635

The following table provides a summary of changes in the fair value of the Company’s Level 3 assets (in thousands):

Alternative Investments
Balance as of the year ended 2013	$53,116
Asset sales (1)	(2,884)
Asset purchases	2,884
Unrealized gains	5,527
Balance as of the year ended 2014	58,643
Asset sales (1)	(7,010)
Asset purchases	—
Unrealized losses	(1,352)
Balance as of the year ended 2015	$50,281
__________________________

(1) Gains (losses) of approximately $2.5 million and ($0.1 million) were realized on sales during 2015 and 2014, respectively.
The range of asset allocations and the target allocations for the pension plan assets were as follows:

	2015		2014		Target
Equity securities	49%	62%	48%	62%	60%	75%
Fixed income securities	29%	33%	26%	33%	25%	35%
Alternative investments and other	5%	22%	5%	26%	10%	30%
Multi-Employer Pension Plans: Certain of the Company’s union employees are included in multi-employer pension plans ("Multi-Employer Pension Plans"), to which the Company makes contributions in accordance with contractual union agreements. Such contributions are made on a monthly basis in accordance with the requirements of the plans and the actuarial computations and assumptions of the administrators of the plans. Contributions to Multi-Employer Pension Plans were $0.6 million, $0.4 million and $1.1 million in 2015, 2014 and 2013, respectively. In 2015, 2014 and 2013, the Company recorded expenses of $5.0 million, $1.3 million, and $0.5 million, respectively, as a result of exiting certain Multi-Employer Pension Plans in connection with its cost savings and restructuring plans.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company's participation in these plans for the years ended 2015, 2014 and 2013, is outlined in the table below:

Pension Fund	EIN	Pension Plan Number	Pension Protection Act Reported Status (1)		FIP/RP Status (2)	Contributions			Surcharge imposed	Expiration Date of Collective Bargaining Agreement
			2015	2014		2015	2014	2013
						(in thousands)
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	$219	$220	$262	No	6/30/2016
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	177	135	100	No	2/26/2017
GCC/IBT National Pension Fund	526118568	001	Red	Red	Implemented	—	11	14	No	4/30/2017
CWA/ITU Negotiated Pension Plan	136212879	001	Red	Red	Implemented	158	—	88	No	3/1/2018
				Total contributions		$554	$366	$1,143
__________________________

(1)
Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2015 and 2014 is for the plan's year end, not the Company's year end. The zone status is based on information that the Company received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The FIP/RP Status column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented.

14. Commitments and Contingencies
Leases: The Company leases buildings and equipment under operating lease agreements expiring at various dates through 2033. Certain leases include renewal and/or purchase options, which may be exercised by us. As of the year ended 2015, future minimum annual lease payments by year and, in the aggregate, under non-cancelable operating lease agreements with original terms of one year or more consisted of the following (in thousands):

2016	$19,395
2017	15,576
2018	12,541
2019	8,886
2020	6,675
Thereafter	12,347
Total	$75,420
Rent expense was $25.3 million, $26.3 million and $22.9 million in 2015, 2014 and 2013, respectively.
Environmental:  The Company is involved in certain environmental matters and has been designated as a potentially responsible party for certain hazardous waste sites. Prior to the Company’s acquisition of Nashua, Nashua was involved in certain environmental matters and was designated by the Environmental Protection Agency ("EPA") as a potentially responsible party for certain hazardous waste sites. In addition, Nashua had been notified by certain state environmental agencies that Nashua may bear responsibility for remedial action at other sites which have not been addressed by the EPA. The sites at which Nashua may have remedial responsibilities are in various stages of investigation and remediation. Due to the unique physical characteristics of each site, the remedial technology employed, the extended time-frames of each remediation, the interpretation of applicable laws and regulations and the financial viability of other potential participants, the ultimate range of outcomes cannot be predicted with certainty; therefore, the Company’s ultimate cost of remediation is an estimate and is contingent on these factors. Based on information currently available, the Company believes that Nashua’s remediation expense, if any, is not likely to have a material effect on its consolidated financial position or results of operations. As of the years ended 2015 and 2014, the undiscounted liability

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

relating to the Company’s environmental matters was $1.6 million and $1.7 million, respectively, primarily the amount recorded on Nashua’s acquisition date, and is included in other liabilities. There have been no material changes related to these environmental matters since Nashua's acquisition date.

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
Letters of Credit: As of the year ended 2015, the Company had outstanding letters of credit of approximately $17.8 million and a de minimis amount of surety bonds. Based on the Company’s experience with these arrangements, it does not believe that any obligations that may arise will have a material effect on the Company's consolidated financial condition or results of operations.
Tax Audits: The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company is currently under audit related to unclaimed property, which is being led by the state of Delaware and includes other states as well. The Company believes that the resolution of any matters raised during such audits will not have a material effect on the Company’s consolidated financial position or its results of operations.

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

15. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of AOCI, net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of the year ended 2013	$(1,584)	$(38,716)	$(40,300)
Other comprehensive loss before reclassifications	(1,321)	(59,796)	(61,117)
Amounts reclassified from AOCI	—	3,220	3,220
Other comprehensive loss	(1,321)	(56,576)	(57,897)
Balance as of the year ended 2014	(2,905)	(95,292)	(98,197)
Other comprehensive loss before reclassifications	(4,295)	(12,315)	(16,610)
Amounts reclassified from AOCI	—	8,877	8,877
Other comprehensive loss	(4,295)	(3,438)	(7,733)
Balance as of the year ended 2015	$(7,200)	$(98,730)	$(105,930)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components	Amounts Reclassified from AOCI (in thousands)		Income Statement Line Item
	2015	2014
Amortization of pension and other benefit items
Net actuarial losses (1)	$8,877	$3,220	Selling, general and administrative expenses
	8,877	3,220	Total before tax
Taxes	—	—	Income tax expense
Total reclassifications for the period	$8,877	$3,220	Net of tax
 __________________________

(1) Components are included in the computation of net periodic benefit cost as presented in Note 13.

16.  Related Party Transactions

In the fourth quarter of 2013, the Company entered into a 10-year lease of a manufacturing facility with a related party wholly owned and managed by the Burton family. The Company believes the lease terms have not been significantly affected by the fact that the Company and the lessors are related parties.  The Company recognized approximately $0.5 million, $0.5 million and less than $0.1 million in rental expense associated with the lease during 2015, 2014 and 2013, respectively, which is recorded in cost of sales. Future lease payments related to this lease (undiscounted) are $4.3 million as of the year ended 2015. The Company has no other commitments or guarantees related to the lease. In the fourth quarter of 2015, this related party also purchased land located under an adjacent Cenveo manufacturing facility. The Company is currently sub-leasing this facility under a separate agreement with an unrelated third party, which is leasing the land from the related party.

Horizon Paper Co., Inc. ("Horizon"), whose Chairman was a member of the Company’s Board of Directors through September 10, 2015, has supplied raw materials to the Company. For the years ended 2015 and 2014, purchases of raw materials from Horizon made by the Company were $1.9 million and less than $0.1 million, respectively. There were no transactions between Horizon and the Company during the year ended 2013. As of January 2, 2016 and December 27, 2014, the balance due to Horizon was $0.2 million and less than $0.1 million, respectively. Balances due to Horizon are generally settled in cash within 75 days of each transaction.
Roosevelt Paper Company ("Roosevelt") is both a paper supplier to, and a customer of, the Company.  The sole owners of Roosevelt are related to Mr. Scheinmann, Senior Vice President, Legal Affairs and Corporate Secretary.  Mr. Scheinmann has no ownership in Roosevelt.  Purchases of paper from Roosevelt were approximately $1.0 million for each of the three years ended 2015, 2014 and 2013. As of January 2, 2016 and December 27, 2014, the balance due to Roosevelt was $0.3 million and $0.2 million, respectively. Additionally, the Company had net sales to Roosevelt of $0.1 million for the year ended 2015 and less than $0.1 million for each of the years ended 2014 and 2013.  As of both January 2, 2016 and December 27, 2014, there were no balances due from Roosevelt.

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

For the years ended 2015, 2014 and 2013, the effect of approximately 20.1 million, 20.3 million and 20.8 million shares, respectively, related to the exchange of the 7% Notes for common stock were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the years ended 2015, 2014 and 2013, the effect of approximately 2.9 million, 2.0 million and 2.0 million shares, respectively, related to the issuance of common stock upon exercise of Equity Awards were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted (loss) income per share for the periods ended (in thousands, except per share data):

	For The Years Ended
	2015	2014	2013
Numerator for basic and diluted loss per share:
Loss from continuing operations	$(19,461)	$(95,053)	$(86,276)
(Loss) income from discontinued operations, net of taxes	(11,390)	11,190	17,490
Net loss	$(30,851)	$(83,863)	$(68,786)
Denominator for weighted average common shares outstanding:
Basic shares	67,832	66,952	64,576
Dilutive effect of 7% Notes	—	—	—
Dilutive effect of Equity Awards	—	—	—
Diluted shares	67,832	66,952	64,576

(Loss) income per share – basic:
Continuing operations	$(0.29)	$(1.42)	$(1.34)
Discontinued operations	(0.16)	0.17	0.27
Net loss	$(0.45)	$(1.25)	$(1.07)

(Loss) income per share – diluted:
Continuing operations	$(0.29)	$(1.42)	$(1.34)
Discontinued operations	(0.16)	0.17	0.27
Net loss	$(0.45)	$(1.25)	$(1.07)

18. Segment Information

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
Prior to the disposition of the Packaging Business, the Company operated four operating segments: envelope, print, label and packaging. Based upon similar economic characteristics and management reporting, the Company previously aggregated the label and packaging operating segments to have a total of three reportable segments: envelope, print and label and packaging.
Operating income (loss) of each segment includes all costs and expenses directly related to the segment's operations. Corporate expenses include corporate general and administrative expenses including stock-based compensation.

Corporate identifiable assets primarily consist of cash and cash equivalents, miscellaneous receivables, deferred financing fees, deferred tax assets and other assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present certain segment information (in thousands):

	For The Years Ended
	2015	2014	2013
Net sales:
Envelope	$908,718	$929,518	$749,898
Print	510,974	507,913	501,534
Label	322,087	323,884	337,270
Total	$1,741,779	$1,761,315	$1,588,702
Operating income (loss):
Envelope	$66,424	$29,602	$39,775
Print	15,122	16,908	(8,902)
Label	39,533	38,310	38,182
Corporate	(37,286)	(42,046)	(37,014)
Total	$83,793	$42,774	$32,041
Restructuring and other charges:
Envelope	$3,500	$14,181	$5,476
Print	6,853	3,091	4,289
Label	486	157	633
Corporate	1,737	4,097	2,188
Total	$12,576	$21,526	$12,586
Impairment of intangible assets:
Envelope	$—	$—	$—
Print	—	—	24,493
Label	—	—	—
Corporate	—	—	—
Total	$—	$—	$24,493
Depreciation and intangible asset amortization:
Envelope	$20,318	$19,616	$16,407
Print	17,424	21,146	19,808
Label	8,584	7,420	8,035
Corporate	3,363	4,788	4,981
Total	$49,689	$52,970	$49,231
Capital expenditures:
Envelope	$7,480	$17,267	$7,221
Print	9,240	6,008	6,172
Label	3,678	3,224	5,411
Corporate	5,530	5,823	5,541
Total	$25,928	$32,322	$24,345
Intercompany sales:
Envelope	$6,357	$6,114	$4,178
Print	17,627	15,239	4,871
Label	4,297	4,153	3,245
Total	$28,281	$25,506	$12,294

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	2015	2014
Total assets:
Envelope	$445,443	$449,819
Print	266,074	277,564
Label	223,534	230,806
Corporate	33,447	38,350
Assets of discontinued operations	111,417	139,182
Total	$1,079,915	$1,135,721

Geographic information is as follows as of and for the years ended (in thousands):

	2015	2014	2013
Net sales:
U.S.	$1,735,921	$1,754,947	$1,571,004
Foreign	5,858	6,368	17,698
Total	$1,741,779	$1,761,315	$1,588,702

		2015	2014
Long-lived assets (property, plant and equipment, goodwill and intangible assets):
U.S.		$510,205	$534,787
Foreign		6,161	6,597
Total		$516,366	$541,384

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

19. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 6.000% Notes, the 8.500% Notes, the 7.875% Notes, the 8.875% Notes, the 7% Notes, and the 11.5% Notes, collectively the "Subsidiary Issuer Notes," which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly owned North American subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of January 2, 2016, and December 27, 2014,and for the years ended 2015, 2014 and 2013.  The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

Certain 2014 amounts in the condensed consolidated balance sheet have been reclassified to conform to the current year presentation.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET January 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,558	$235	$1,992	$—	$7,785
Accounts receivable, net	—	133,232	120,810	—	—	254,042
Inventories	—	74,116	47,499	—	—	121,615
Intercompany receivable	—	—	1,580,492	—	(1,580,492)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	41,238	1,807	1,575	—	44,620
Assets of discontinued operations - current	—	—	41,821	6,745	—	48,566
Total current assets	—	291,082	1,795,909	10,312	(1,620,675)	476,628

Investment in subsidiaries	(669,839)	2,014,972	4,492	7,829	(1,357,454)	—
Property, plant and equipment, net	—	113,608	96,262	708	—	210,578
Goodwill	—	22,940	147,409	4,989	—	175,338
Other intangible assets, net	—	9,533	120,451	466	—	130,450
Other assets, net	—	20,327	3,154	1,477	(888)	24,070
Assets of discontinued operations - long-term	—	1,226	62,184	—	(559)	62,851
Total assets	$(669,839)	$2,473,688	$2,229,861	$25,781	$(2,979,576)	$1,079,915

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,454	$919	$—	$—	$5,373
Accounts payable	—	126,384	73,601	135	—	200,120
Accrued compensation and related liabilities	—	26,812	4,846	303	—	31,961
Other current liabilities	—	69,254	16,737	712	—	86,703
Liabilities of discontinued operations - current	—	—	21,543	725	—	22,268
Intercompany payable	—	1,572,152	—	8,340	(1,580,492)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,799,056	154,584	13,460	(1,620,675)	346,425

Long-term debt	—	1,200,848	2,402	—	—	1,203,250
Other liabilities	—	143,623	56,191	—	(888)	198,926
Liabilities of discontinued operations - long-term	—	—	1,712	—	(559)	1,153
Shareholders’ (deficit) equity	(669,839)	(669,839)	2,014,972	12,321	(1,357,454)	(669,839)
Total liabilities and shareholders’ (deficit) equity	$(669,839)	$2,473,688	$2,229,861	$25,781	$(2,979,576)	$1,079,915

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME For The Year Ended 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$898,529	$839,500	$3,750	$—	$1,741,779
Cost of sales	—	775,386	674,759	731	—	1,450,876
Selling, general and administrative expenses	—	119,149	66,882	718	—	186,749
Amortization of intangible assets	—	743	6,574	468	—	7,785
Restructuring and other charges	—	10,751	1,825	—	—	12,576
Operating (loss) income	—	(7,500)	89,460	1,833	—	83,793
Interest expense, net	—	100,592	213	—	—	100,805
Intercompany interest (income) expense	—	(998)	998	—	—	—
Loss on early extinguishment of debt, net	—	1,252	—	—	—	1,252
Other income, net	—	(2,658)	(258)	(280)	—	(3,196)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(105,688)	88,507	2,113	—	(15,068)
Income tax expense (benefit)	—	5,425	(1,893)	861	—	4,393
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(111,113)	90,400	1,252	—	(19,461)
Equity in (loss) income of subsidiaries	(30,851)	74,968	1,644	—	(45,761)	—
(Loss) income from continuing operations	(30,851)	(36,145)	92,044	1,252	(45,761)	(19,461)
Income (loss) from discontinued operations, net of taxes	—	5,294	(17,076)	392	—	(11,390)
Net (loss) income	(30,851)	(30,851)	74,968	1,644	(45,761)	(30,851)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(7,733)	(4,240)	(760)	—	12,733	—
Changes in pension and other employee benefit accounts, net of taxes	—	(3,493)	55	—	—	(3,438)
Currency translation adjustment, net	—	—	(3,535)	(760)	—	(4,295)
Comprehensive (loss) income	$(38,584)	$(38,584)	$70,728	$884	$(33,028)	$(38,584)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For The Year Ended 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,636	$(110,318)	$122,254	$2,654	$—	$16,226
Net cash provided by operating activities of discontinued operations	—	—	15,230	738	—	15,968
Net cash provided by (used in) operating activities	1,636	(110,318)	137,484	3,392	—	32,194
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(1,996)	—	—	—	(1,996)
Capital expenditures	—	(18,448)	(6,921)	(559)	—	(25,928)
Proceeds from sale of property, plant and equipment	—	7,673	885	—	—	8,558
Proceeds from sale of assets	—	—	2,180	—	—	2,180
Net cash used in investing activities of continuing operations	—	(12,771)	(3,856)	(559)	—	(17,186)
Net cash used in investing activities of discontinued operations	—	—	(2,282)	—	—	(2,282)
Net cash used in investing activities	—	(12,771)	(6,138)	(559)	—	(19,468)
Cash flows from financing activities:
Payment of financing related costs and expenses and debt issuance discounts	—	(1,596)	—	—	—	(1,596)
Proceeds from issuance of other long-term debt	—	12,500	—	—	—	12,500
Repayments of other long-term debt	—	(17,721)	1,176	—	—	(16,545)
Repayment of 11.5% senior notes due 2017	—	(22,720)	—	—	—	(22,720)
Purchase and retirement of common stock upon vesting of RSUs	(216)	—	—	—	—	(216)
Borrowings under ABL Facility due 2017	—	468,300	—	—	—	468,300
Repayments under ABL Facility due 2017	—	(454,800)	—	—	—	(454,800)
Intercompany advances	(1,420)	133,719	(130,879)	(1,420)	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,636)	117,682	(129,703)	(1,420)	—	(15,077)
Net cash used in financing activities of discontinued operations	—	—	(473)	—	—	(473)
Net cash (used in) provided by financing activities	(1,636)	117,682	(130,176)	(1,420)	—	(15,550)
Effect of exchange rate changes on cash and cash equivalents	—	—	(1,690)	477	—	(1,213)
Net (decrease) increase in cash and cash equivalents	—	(5,407)	(520)	1,890	—	(4,037)
Cash and cash equivalents at beginning of period	—	10,965	844	2,784	—	14,593
Cash and cash equivalents at end of period	—	5,558	324	4,674	—	10,556
Less cash and equivalents of discontinued operations	—	—	(89)	(2,682)	—	(2,771)
Cash and cash equivalents of continuing operations at end of period	$—	$5,558	$235	$1,992	$—	$7,785

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 27, 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$767	$840	$—	$12,572
Accounts receivable, net	—	128,599	123,956	—	—	252,555
Inventories	—	71,108	47,783	—	—	118,891
Intercompany receivable	—	—	1,449,613	—	(1,449,613)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	43,027	2,055	2,246	—	47,328
Assets of discontinued operations - current	—	—	44,673	7,896	—	52,569
Total current assets	—	290,637	1,672,092	10,982	(1,489,796)	483,915

Investment in subsidiaries	(632,675)	1,944,300	3,608	7,829	(1,323,062)	—
Property, plant and equipment, net	—	120,949	106,318	556	—	227,823
Goodwill	—	25,540	144,811	5,191	—	175,542
Other intangible assets, net	—	10,011	127,158	850	—	138,019
Other assets, net	—	20,080	3,245	1,937	(1,453)	23,809
Assets of discontinued operations - long-term	—	—	86,613	—	—	86,613
Total assets	$(632,675)	$2,411,517	$2,143,845	$27,345	$(2,814,311)	$1,135,721

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$3,000	$872	$—	$—	$3,872
Accounts payable	—	138,939	73,941	160	—	213,040
Accrued compensation and related liabilities	—	29,851	4,666	538	—	35,055
Other current liabilities	—	66,895	17,209	673	—	84,777
Liabilities of discontinued operations - current	—	—	22,671	1,532	—	24,203
Intercompany payable	—	1,439,853	—	9,760	(1,449,613)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,678,538	156,297	15,908	(1,489,796)	360,947

Long-term debt	—	1,205,235	1,273	—	—	1,206,508
Other liabilities	—	160,419	38,455	—	(1,453)	197,421
Liabilities of discontinued operations - long-term	—	—	3,520	—	—	3,520
Shareholders’ (deficit) equity	(632,675)	(632,675)	1,944,300	11,437	(1,323,062)	(632,675)
Total liabilities and shareholders’ (deficit) equity	$(632,675)	$2,411,517	$2,143,845	$27,345	$(2,814,311)	$1,135,721

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME For The Year Ended 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$932,099	$823,238	$5,978	$—	$1,761,315
Cost of sales	—	817,761	671,097	2,630	—	1,491,488
Selling, general and administrative expenses	—	128,806	66,803	734	—	196,343
Amortization of intangible assets	—	703	7,993	488	—	9,184
Restructuring and other charges	—	18,560	2,966	—	—	21,526
Operating (loss) income	—	(33,731)	74,379	2,126	—	42,774
Interest expense, net	—	106,276	385	—	—	106,661
Intercompany interest (income) expense	—	(1,107)	1,107	—	—	—
Loss on early extinguishment of debt, net	—	27,449	—	—	—	27,449
Other income, net	—	(106)	(199)	(137)	—	(442)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(166,243)	73,086	2,263	—	(90,894)
Income tax expense	—	695	2,965	499	—	4,159
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(166,938)	70,121	1,764	—	(95,053)
Equity in (loss) income of subsidiaries	(83,863)	81,936	1,813	—	114	—
(Loss) income from continuing operations	(83,863)	(85,002)	71,934	1,764	114	(95,053)
Income from discontinued operations, net of taxes	—	1,139	10,002	49	—	11,190
Net (loss) income	(83,863)	(83,863)	81,936	1,813	114	(83,863)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(57,897)	(4,952)	(407)	—	63,256	—
Changes in pension and other employee benefit accounts, net of taxes	—	(52,945)	(3,631)	—	—	(56,576)
Currency translation adjustment, net	—	—	(914)	(407)	—	(1,321)
Comprehensive (loss) income	$(141,760)	$(141,760)	$76,984	$1,406	$63,370	$(141,760)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For The Year Ended 2014 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$2,420	$(91,517)	$99,190	$(3,695)	$—	$6,398
Net cash (used in) provided by operating activities of discontinued operations	—	(884)	17,456	945	—	17,517
Net cash provided by (used in) operating activities	2,420	(92,401)	116,646	(2,750)	—	23,915
Cash flows from investing activities:
Capital expenditures	—	(24,554)	(7,550)	(218)	—	(32,322)
Purchase of investment	—	(2,000)	—	—	—	(2,000)
Proceeds from sale of property, plant and equipment	—	3,465	301	—	—	3,766
Net cash used in investing activities of continuing operations	—	(23,089)	(7,249)	(218)	—	(30,556)
Net cash provided by (used in) investing activities of discontinued operations	—	1,033	(3,745)	—	—	(2,712)
Net cash used in investing activities	—	(22,056)	(10,994)	(218)	—	(33,268)
Cash flows from financing activities:
Proceeds from issuance of 6.000% senior secured priority notes due 2019	—	540,000	—	—	—	540,000
Proceeds from issuance of 8.500% junior secured priority notes due 2022	—	250,000	—	—	—	250,000
Payment of financing related costs and expenses and debt issuance discounts	—	(37,994)	—	—	—	(37,994)
Repayments of other long-term debt	—	(6,967)	(728)	—	—	(7,695)
Repayment of 11.5% senior notes due 2017	—	(2,680)	—	—	—	(2,680)
Repayment of 8.500% junior secured priority notes due 2022	—	(2,000)	—	—	—	(2,000)
Purchase and retirement of common stock upon vesting of RSUs	(562)	—	—	—	—	(562)
Repayment of 15% Unsecured Term Loan due 2017	—	(10,000)	—	—	—	(10,000)
Proceeds from exercise of stock options	20	—	—	—	—	20
Repayment of Term Loan Facility due 2017	—	(329,100)	—	—	—	(329,100)
Repayment of 8.875% senior second lien notes due 2018	—	(400,000)	—	—	—	(400,000)
Borrowings under ABL Facility due 2017	—	520,100	—	—	—	520,100
Repayments under ABL Facility due 2017	—	(506,800)	—	—	—	(506,800)
Intercompany advances	(1,878)	101,359	(103,450)	3,969	—	—
Net cash (used in) provided by financing activities of continuing operations	(2,420)	115,918	(104,178)	3,969	—	13,289
Net cash used in financing activities of discontinued operations	—	—	(798)	—	—	(798)
Net cash (used in) provided by financing activities	(2,420)	115,918	(104,976)	3,969	—	12,491
Effect of exchange rate changes on cash and cash equivalents	—	—	168	(42)	—	126
Net increase in cash and cash equivalents	—	1,461	844	959	—	3,264
Cash and cash equivalents at beginning of period	—	9,504	—	1,825	—	11,329
Cash and cash equivalents at end of period	—	10,965	844	2,784	—	14,593
Less cash and equivalents of discontinued operations	—	—	(77)	(1,944)	—	(2,021)
Cash and cash equivalents of continuing operations at end of period	$—	$10,965	$767	$840	$—	$12,572

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME For The Year Ended 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$762,810	$815,001	$10,891	$—	$1,588,702
Cost of sales	—	660,679	656,133	8,553	—	1,325,365
Selling, general and administrative expenses	—	119,046	66,678	711	—	186,435
Amortization of intangible assets	—	602	6,649	531	—	7,782
Restructuring and other charges	—	7,744	4,843	(1)	—	12,586
Impairment of intangible assets	—	—	24,493	—	—	24,493
Operating (loss) income	—	(25,261)	56,205	1,097	—	32,041
Gain on bargain purchase	—	(17,262)	—	—	—	(17,262)
Interest expense, net	—	112,232	347	—	—	112,579
Intercompany interest (income) expense	—	(1,203)	1,203	—	—	—
Gain on early extinguishment of debt, net	—	11,324	—	—	—	11,324
Other income, net	—	(2,238)	(9)	(238)	—	(2,485)
(Loss) income from continuing operations before income taxes and equity in (loss) income of unconsolidated subsidiaries	—	(128,114)	54,664	1,335	—	(72,115)
Income tax expense (benefit)	—	25,081	(11,637)	717	—	14,161
(Loss) income from continuing operations before equity in (loss) income of unconsolidated subsidiaries	—	(153,195)	66,301	618	—	(86,276)
Equity in (loss) income of unconsolidated subsidiaries	(68,786)	75,419	323	—	(6,956)	—
(Loss) income from continuing operations	(68,786)	(77,776)	66,624	618	(6,956)	(86,276)
Income (loss) from discontinued operations, net of taxes	—	8,990	8,795	(295)	—	17,490
Net (loss) income	(68,786)	(68,786)	75,419	323	(6,956)	(68,786)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	26,901	(1,754)	(2,704)	—	(22,443)	—
Changes in pension and other employee benefit accounts, net of taxes	—	28,655	2,775	—	—	31,430
Currency translation adjustment, net	—	—	(1,825)	(2,704)	—	(4,529)
Comprehensive (loss) income	$(41,885)	$(41,885)	$73,665	$(2,381)	$(29,399)	$(41,885)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For The Year Ended 2013 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$3,739	$(117,743)	$118,207	$254	$—	$4,457
Net cash provided by (used in) operating activities of discontinued operations	—	6,227	17,676	(167)	—	23,736
Net cash provided by (used in) operating activities	3,739	(111,516)	135,883	87	—	28,193
Cash flows from investing activities:
Cost of business acquisitions, net of cash acquired	—	(33,166)	—	—	—	(33,166)
Capital expenditures	—	(13,708)	(10,534)	(103)	—	(24,345)
Purchase of investment	—	(1,650)	—	—	—	(1,650)
Proceeds from sale of property, plant and equipment	—	258	2,424	—	—	2,682
Net cash used in investing activities of continuing operations	—	(48,266)	(8,110)	(103)	—	(56,479)
Net cash provided by investing activities of discontinued operations	—	23,160	25,822	—	—	48,982
Net cash (used in) provided by investing activities	—	(25,106)	17,712	(103)	—	(7,497)
Cash flows from financing activities:
Repayment of 7.875% senior subordinated notes	—	(67,848)	—	—	—	(67,848)
Repayment of Term Loan B due 2016	—	(388,205)	—	—	—	(388,205)
Payment of financing related costs and expenses	—	(15,570)	—	—	—	(15,570)
Proceeds from issuance of other long-term debt	—	20,000	—	—	—	20,000
Repayments of other long-term debt	—	(3,036)	(3,753)	—	—	(6,789)
Purchase and retirement of common stock upon vesting of RSUs	(660)	—	—	—	—	(660)
Borrowings under Revolving Credit Facility, net	—	(18,000)	—	—	—	(18,000)
Proceeds from issuance of 15% Unsecured Term Loan due 2017	—	50,000	—	—	—	50,000
Repayment of 15% Unsecured Term Loan due 2017	—	(40,000)	—	—	—	(40,000)
Proceeds from exercise of stock options	98	—	—	—	—	98
Proceeds from issuance of Term Loan Facility due 2017	—	360,000	—	—	—	360,000
Repayment of Term Loan Facility due 2017	—	(30,900)	—	—	—	(30,900)
Borrowings under ABL Facility due 2017	—	699,200	—	—	—	699,200
Repayments under ABL Facility due 2017	—	(577,800)	—	—	—	(577,800)
Intercompany advances	(3,177)	152,522	(149,225)	(120)	—	—
Net cash (used in) provided by financing activities of continuing operations	(3,739)	140,363	(152,978)	(120)	—	(16,474)
Net cash used in financing activities of discontinued operations	—	—	(1,076)	—	—	(1,076)
Net cash (used in) provided by financing activities	(3,739)	140,363	(154,054)	(120)	—	(17,550)
Effect of exchange rate changes on cash and cash equivalents	—	—	173	(100)	—	73
Net increase (decrease) in cash and cash equivalents	—	3,741	(286)	(236)	—	3,219
Cash and cash equivalents at beginning of year	—	5,763	286	2,061	—	8,110
Cash and cash equivalents at end of year	—	9,504	—	1,825	—	11,329
Less cash and equivalents of discontinued operations	—	—	—	(900)	—	(900)
Cash and cash equivalents of continuing operations at end of period	$—	$9,504	$—	$925	$—	$10,429

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

20. Selected Quarterly Financial Information (Unaudited)
The following table sets forth certain quarterly financial data for the periods indicated (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2015
Net sales:
Envelope	$227,410	$218,139	$218,454	$244,715
Print	122,100	114,545	123,875	150,454
Label	80,167	80,675	77,454	83,791
Total	$429,677	$413,359	$419,783	$478,960
Operating income (loss):
Envelope	$14,840	$16,711	$17,746	$17,127
Print	1,679	2,987	1,541	8,915
Label	9,704	11,150	10,146	8,533
Corporate	(8,423)	(9,193)	(9,917)	(9,753)
Total	$17,800	$21,655	$19,516	$24,822
Loss from continuing operations	(8,179)	(3,355)	(3,562)	(4,365)
Income (loss) from discontinued operations, net of taxes (2)	500	950	319	(13,159)
Net loss	$(7,679)	$(2,405)	$(3,243)	$(17,524)
Net (loss) income per share—basic
Continuing operations (1)	$(0.12)	$(0.05)	$(0.05)	$(0.06)
Discontinued operations (1)	0.01	0.01	—	(0.20)
Net loss (1)	$(0.11)	$(0.04)	$(0.05)	$(0.26)
Net (loss) income per share—diluted
Continuing operations (1)	$(0.12)	$(0.05)	$(0.05)	$(0.06)
Discontinued operations (1)	0.01	0.01	—	(0.20)
Net loss (1)	$(0.11)	$(0.04)	$(0.05)	$(0.26)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year 2014
Net sales:
Envelope	$241,671	$229,593	$227,069	$231,185
Print	122,103	117,670	127,034	141,106
Label	78,686	82,475	81,492	81,231
Total	$442,460	$429,738	$435,595	$453,522
Operating income (loss):
Envelope	$9,806	$9,332	$4,328	$6,136
Print	857	3,882	6,340	5,829
Label	9,376	10,998	9,691	8,245
Corporate	(11,167)	(11,774)	(10,126)	(8,979)
Total	$8,872	$12,438	$10,233	$11,231
Loss from continuing operations (3)	(17,683)	(39,942)	(14,030)	(23,398)
Income from discontinued operations, net of taxes	1,849	1,305	3,137	4,899
Net loss	(15,834)	(38,637)	(10,893)	(18,499)
Net (loss) income per share—basic
Continuing operations (1)	$(0.27)	$(0.60)	$(0.21)	$(0.34)
Discontinued operations (1)	0.03	0.02	0.05	0.07
Net loss (1)	$(0.24)	$(0.58)	$(0.16)	$(0.27)
Net (loss) income per share—diluted
Continuing operations (1)	$(0.27)	$(0.60)	$(0.21)	$(0.34)
Discontinued operations (1)	0.03	0.02	0.05	0.07
Net loss (1)	$(0.24)	$(0.58)	$(0.16)	$(0.27)
__________________________

(1)	The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts may differ from the total year.

(2)
In the fourth quarter of 2015, the Company recorded a non-cash loss on sale of the Packaging Business of $5.0 million. Additionally, the Company recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction.

(3)
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
Management assessed the effectiveness of our internal control over financial reporting as of January 2, 2016, based on the framework set forth by the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("2013 COSO Framework"). Based on that assessment, management concluded that, as of January 2, 2016, our internal control over financial reporting was effective based on the criteria established in the 2013 COSO Framework.
Our independent registered public accounting firm, BDO USA, LLP, has issued an attestation report on the effectiveness of our internal control over financial reporting as of January 2, 2016. This report follows.
Changes in Internal Controls Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Cenveo, Inc. and subsidiaries
Stamford, Connecticut

We have audited Cenveo Inc. and subsidiaries’ internal control over financial reporting as of January 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cenveo Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Cenveo, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cenveo, Inc. and subsidiaries as of January 2, 2016, and the related consolidated statements of comprehensive income (loss), changes in shareholders’ (deficit) equity, and cash flows for the year then ended and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 26, 2016

Item 9B.   Other Information
None.
PART III
Item 10.   Directors, Executive Officers and Corporate Governance
The information relating to directors and nominees of the Company and the information required by Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K are included in the Company’s Proxy Statement to be filed pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Shareholders (2016 Proxy Statement) under the captions "Nominees for the Board of Directors", "Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance," "Nomination of Directors," and "Audit Committee," and such information is incorporated herein by reference.

Item 11.   Executive Compensation
This information is included under the captions "Compensation of Executive Officers," "Board Compensation," "Compensation Committee Interlocks and Insider Participation" and "Compensation Committee Report" in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This information is included under the captions "Security Ownership of Certain Beneficial Owners and Management," "Compensation of Executive Officers" and "Equity Compensation Plan Information" in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence
This information is included under the captions "Transactions with Related Persons, Promoters and Certain Control Persons" and "Director Independence" in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services
This information is included under the captions "Independent Registered Public Accounting Firm" and "Report of the Audit Committee" in our 2016 Proxy Statement and is incorporated herein by reference.

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

10.7+
Amendment, dated April 30, 2015, to Employment Agreement, dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr. - incorporated by reference to Exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the quarter ended June 27, 2015, filed July 30, 2015.

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

10.20
Amendment No. 3, dated as of January 30, 2015, to Credit Agreement, dated as of April 16, 2013, among Cenveo Corporation, Cenveo, Inc., Bank of America, N.A., as administrative agent, and the lenders party thereto—incorporated by reference to Exhibit 10.20 to registrant's annual report on Form 10-k for the year ended December 27, 2014, filed on February 18, 2015.

10.21
Purchase Agreement, dated June 19, 2014, among Cenveo Corporation, Cenveo, Inc., the other guarantor party thereto and JP Morgan Securities LLC, as representative of the Initial Purchasers party thereto--incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed June 25, 2014.

10.22*
Stock and Membership Interest Purchase Agreement, dated as of December 9, 2015, among Cenveo Corporation, Cadmus Printing Group, Inc., Cadmus Knowledge Works International Ltd. and WestRock Converting Company.

10.23*+	Employment Agreement, dated as of February 27, 2012, between the registrant and Ian R. Scheinmann.

10.24*+	Employment Agreement, dated as of June 22, 2006, as amended December 29, 2008, between the registrant and Michael G. Burton.

21.1*	Subsidiaries of the registrant.

23.1*	Consent of BDO USA, LLP

23.2*	Consent of Grant Thornton LLP.

24.1	Power of Attorney—incorporated by reference to page 96.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished as an exhibit to this report on Form 10-K.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
__________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.
(b) Exhibits Filed
Included in Item 15(a) (3) of this Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on February 26, 2016.

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

Signature	Title	Date

/s/ ROBERT G. BURTON, SR.	Chairman and Chief Executive Officer	February 26, 2016
Robert G. Burton, Sr.	(Principal Executive Officer)

/s/ SCOTT J. GOODWIN	Chief Financial Officer	February 26, 2016
Scott J. Goodwin	(Principal Financial Officer and
Principal Accounting Officer)

/s/ GERALD S. ARMSTRONG	Director	February 26, 2016
Gerald S. Armstrong

/s/ MARK J. GRIFFIN	Director	February 26, 2016
Mark J. Griffin

/s/ SUSAN HERBST	Director	February 26, 2016
Susan Herbst

/s/ ROBERT G. BURTON, JR.	Director	February 26, 2016
Robert G. Burton, Jr.