Form 10-Q
period 2016-04-02
CENVEO, INC
filed 2016-05-12
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 11, 2016, the registrant had 67,873,560 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended April 2, 2016

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	April 2, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,953	$7,785
Accounts receivable, net	236,038	254,042
Inventories	115,555	121,615
Prepaid and other current assets	38,812	44,620
Assets of discontinued operations - current	—	48,566
Total current assets	399,358	476,628

Property, plant and equipment, net	207,192	210,578
Goodwill	175,331	175,338
Other intangible assets, net	128,875	130,450
Other assets, net	19,291	24,070
Assets of discontinued operations - long-term	913	62,851
Total assets	$930,960	$1,079,915
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$108,553	$5,373
Accounts payable	165,887	200,120
Accrued compensation and related liabilities	31,101	31,961
Other current liabilities	69,080	86,703
Liabilities of discontinued operations - current	1,947	22,268
Total current liabilities	376,568	346,425

Long-term debt	1,011,446	1,203,250
Other liabilities	196,769	198,926
Liabilities of discontinued operations - long-term	—	1,153
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	679	679
Paid-in capital	372,237	371,646
Retained deficit	(925,031)	(936,234)
Accumulated other comprehensive loss	(101,708)	(105,930)
Total shareholders’ deficit	(653,823)	(669,839)
Total liabilities and shareholders’ deficit	$930,960	$1,079,915

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data) (unaudited)

	For the Three Months Ended
	April 2, 2016	March 28, 2015
Net sales	$432,761	$429,677
Cost of sales	361,911	358,783
Selling, general and administrative expenses	47,239	47,157
Amortization of intangible assets	1,607	1,868
Restructuring and other charges	4,990	4,069
Operating income	17,014	17,800
Interest expense, net	24,095	25,659
(Gain) loss on early extinguishment of debt, net	(21,613)	433
Other expense, net	554	168
Income (loss) from continuing operations before income taxes	13,978	(8,460)
Income tax expense (benefit)	958	(281)
Income (loss) from continuing operations	13,020	(8,179)
(Loss) income from discontinued operations, net of taxes	(1,817)	500
Net income (loss)	11,203	(7,679)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	2,480	1,342
Currency translation adjustment, net	1,742	(1,330)
Total other comprehensive income	4,222	12
Comprehensive income (loss)	$15,425	$(7,667)

Income (loss) per share – basic:
Continuing operations	$0.19	$(0.12)
Discontinued operations	(0.02)	0.01
Net income (loss)	$0.17	$(0.11)

Income (loss) per share – diluted:
Continuing operations	$0.17	$(0.12)
Discontinued operations	(0.02)	0.01
Net income (loss)	$0.15	$(0.11)

Weighted average shares outstanding:
Basic	67,874	67,746
Diluted	82,927	67,746

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Three Months Ended
	April 2, 2016	March 28, 2015
Cash flows from operating activities:
Net income (loss)	$11,203	$(7,679)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of discontinued operations, net of taxes	(659)	—
Loss (income) from discontinued operations, net of taxes	2,476	(500)
Depreciation and amortization, excluding non-cash interest expense	12,030	11,958
Non-cash interest expense, net	2,523	2,472
Deferred income taxes	933	(481)
Loss on sale of assets	56	684
Non-cash restructuring and other charges, net	4,517	2,491
(Gain) loss on early extinguishment of debt, net	(21,613)	433
Stock-based compensation provision	591	132
Other non-cash charges	631	437
Changes in operating assets and liabilities:
Accounts receivable	17,845	9,258
Inventories	5,585	(3,387)
Accounts payable and accrued compensation and related liabilities	(35,093)	(17,022)
Other working capital changes	(12,497)	(9,266)
Other, net	38	(5,065)
Net cash used in operating activities of continuing operations	(11,434)	(15,535)
Net cash (used in) provided by operating activities of discontinued operations	(5,802)	8,091
Net cash used in operating activities	(17,236)	(7,444)
Cash flows from investing activities:
Capital expenditures	(7,157)	(5,750)
Proceeds from sale of property, plant and equipment	5	573
Net cash used in investing activities of continuing operations	(7,152)	(5,177)
Net cash provided by (used in) investing activities of discontinued operations	94,560	(309)
Net cash provided by (used in) investing activities	87,408	(5,486)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(1,162)
Repayments of other long-term debt	(1,714)	(1,356)
Repayment of 11.5% senior notes due 2017	(4,725)	(15,776)
Repayment of 7% senior exchangeable notes	(17,680)	—
Purchase and retirement of common stock upon vesting of RSUs	—	(141)
Borrowings under ABL Facility due 2017	141,000	141,300
Repayments under ABL Facility due 2017	(186,200)	(111,100)
Net cash (used in) provided by financing activities of continuing operations	(69,319)	11,765
Net cash used in financing activities of discontinued operations	(8)	(116)
Net cash (used in) provided by financing activities	(69,327)	11,649
Effect of exchange rate changes on cash and cash equivalents	323	(873)
Net increase (decrease) in cash and cash equivalents	1,168	(2,154)
Cash and cash equivalents at beginning of period	7,785	14,593
Cash and cash equivalents at end of period	8,953	12,439
Less cash and cash equivalents of discontinued operations	—	(3,990)
Cash and cash equivalents of continuing operations at end of period	$8,953	$8,449

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of April 2, 2016, and the results of operations for the three months ended April 2, 2016, and March 28, 2015, and cash flows for the three months ended April 2, 2016, and March 28, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended April 2, 2016, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The January 2, 2016 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC. The reporting periods for the three months ended April 2, 2016, and March 28, 2015, each consisted of 13 weeks.

As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform, during the first quarter of 2016 the Company completed the sale of its folded carton and shrink sleeve packaging businesses, along with its one top-sheet lithographic print operation (collectively, the "Packaging Business"). See Note 3 for information regarding the completion of the sale of the Packaging Business. As a result, the financial results of the Packaging Business have been accounted for as discontinued operations. Our historical, condensed consolidated financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented.
Liquidity: As of April 2, 2016, the Company's total indebtedness was approximately $1.1 billion, of which approximately $348.0 million matures over the next 15 months. All loans under the Company's asset-based revolving credit facility (the "ABL Facility") mature on February 13, 2017, unless certain conditions are met, in which case the maturity date is extended to April 16, 2018. The conditions have not yet been satisfied. As a result, the outstanding balance under the ABL Facility, as of April 2, 2016, has been recorded in current maturities of long-term debt in the Company's condensed consolidated balance sheet. The Company is exploring alternatives to its current capital structure, including alternatives with respect to its unsecured debt with 2017 maturities. Should the Company pursue any particular transaction or strategy, the structure naturally will depend on all circumstances, including market conditions. There can be no assurance that any transaction or strategy will ultimately be pursued or, if pursued, will be successful.

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17 "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of the pending adoption of ASU 2015-17 on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is currently evaluating the timing and impact of the adoption of ASU 2016-02 on its consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new standard simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective in the first quarter of fiscal 2018 and early adoption is permitted if all amendments are adopted in the same period. The Company is currently evaluating the timing and impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s statements of operations, and were zero and $0.3 million for the three months ended April 2, 2016, and March 28, 2015, respectively.

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

The results of operations and cash flows are included in the Company’s statements of operations and cash flows from August 7, 2015. Pro forma results for the three months ended March 28, 2015, assuming the acquisition had been made on December 29, 2013, are not presented, as the effect would not be material.

3. Discontinued Operations

On January 19, 2016, the Company completed the sale of the Packaging Business. The Company received total cash proceeds of approximately $88.3 million, net of transaction costs of approximately $6.3 million. This resulted in the recognition of a total loss of $3.0 million, of which a $2.0 million gain was recorded in the first quarter of 2016. In the fourth quarter of 2015, the Company recorded a non-cash loss on sale of $5.0 million. The loss was based on the executed purchase agreement and the net assets of the Packaging Business. During the fourth quarter of 2015, the Company recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction. In addition to the proceeds, $5.0 million of purchase price consideration has been held in escrow (the "Holdback Amount") and will be paid to the Company subject to the satisfaction of certain conditions. Any amount received from the Holdback Amount will be recognized as income when received.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of April 2, 2016, and January 2, 2016 (in thousands):

	April 2, 2016	January 2, 2016
Accounts receivable, net	$—	$23,244
Inventories	—	18,603
Other current assets	—	6,719
Assets of discontinued operations - current	—	48,566
Property, plant and equipment, net	—	48,244
Goodwill and other long-term assets	913	14,607
Assets of discontinued operations - long-term	913	62,851
Accounts payable	—	17,917
Other current liabilities	1,947	4,351
Liabilities of discontinued operations - current	1,947	22,268
Long-term debt and other liabilities	—	1,153
Liabilities of discontinued operations - long-term	—	1,153
Net (liabilities) assets of discontinued operations	$(1,034)	$87,996

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended
	April 2, 2016	March 28, 2015
Net sales	$6,637	$45,428
Cost of sales	6,625	39,141
Selling, general and administrative expenses	2,242	5,104
Amortization of intangible assets	—	539
Restructuring and other charges	1	285
Interest expense, net	7	33
Other expense (income), net	238	(385)
(Loss) income from discontinued operations before income taxes	(2,476)	711
Gain on sale of discontinued operations before income taxes	2,031	—
(Loss) income from discontinued operations before income taxes	(445)	711
Income tax expense	1,372	211
(Loss) income from discontinued operations, net of taxes	$(1,817)	$500
(Loss) income per share - basic	$(0.02)	$0.01
(Loss) income per share - diluted	$(0.02)	$0.01

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. Inventories

Inventories by major category are as follows (in thousands):

	April 2, 2016	January 2, 2016
Raw materials	$33,749	$40,938
Work in process	13,431	14,696
Finished goods	68,375	65,981
	$115,555	$121,615

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	April 2, 2016	January 2, 2016
Land and land improvements	$9,237	$9,194
Buildings and building improvements	82,641	82,206
Machinery and equipment	529,194	525,914
Furniture and fixtures	8,596	8,696
Construction in progress	11,246	10,181
	640,914	636,191
Accumulated depreciation	(433,722)	(425,613)
	$207,192	$210,578

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of April 2, 2016, by reportable segment are as follows (in thousands):

	Envelope	Print	Label	Total
Balance as of January 2, 2016	$23,433	$42,628	$109,277	$175,338
Foreign currency translation	—	(7)	—	(7)
Balance as of April 2, 2016	$23,433	$42,621	$109,277	$175,331

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		April 2, 2016				January 2, 2016
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	7	$114,341	$(27,234)	$(56,591)	$30,516	$114,345	$(27,234)	$(55,209)	$31,902
Trademarks and trade names	22	64,540	(46,493)	(8,773)	9,274	64,540	(46,493)	(8,649)	9,398
Leasehold interest	17	4,430	—	(573)	3,857	4,430	—	(516)	3,914
Patents	10	3,528	—	(3,200)	328	3,528	—	(3,192)	336
Subtotal	11	186,839	(73,727)	(69,137)	43,975	186,843	(73,727)	(67,566)	45,550

Intangible assets with indefinite lives:
Trade names		84,900	—	—	84,900	84,900	—	—	84,900
Total		$271,739	$(73,727)	$(69,137)	$128,875	$271,743	$(73,727)	$(67,566)	$130,450

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2016	$4,077
2017	5,273
2018	5,004
2019	4,885
2020	4,885
2021	4,731
Thereafter	15,120
Total	$43,975

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three months ended April 2, 2016, and March 28, 2015.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	April 2, 2016	January 2, 2016
ABL Facility due 2017 (1)	$103,000	$148,200
8.500% junior priority secured notes due 2022 ($248.0 million outstanding principal amount as of April 2, 2016, and January 2, 2016)	240,787	240,533
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of April 2, 2016, and January 2, 2016)	527,436	526,533
11.5% senior notes due 2017 ($189.7 million and $199.7 million outstanding principal amount as of April 2, 2016, and January 2, 2016, respectively)	186,714	195,846
7% senior exchangeable notes due 2017 ($48.7 million and $83.3 million outstanding principal amount as of April 2, 2016, and January 2, 2016, respectively)	48,339	82,430
Other debt including capital leases	13,723	15,081
	1,119,999	1,208,623
Less current maturities	(108,553)	(5,373)
Long-term debt	$1,011,446	$1,203,250
 __________________________

(1) The weighted average interest rate outstanding for the ABL Facility was 3.5% as of April 2, 2016. As of January 2, 2016, the weighted average interest rate outstanding for the ABL Facility was 2.8%, which differed from the previously disclosed rate of 3.4%.

The estimated fair value of the Company’s outstanding indebtedness was approximately $734.8 million and $895.7 million as of April 2, 2016, and January 2, 2016, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for each debt instrument.

As of April 2, 2016, the Company was in compliance with all covenants under its long-term debt.

Subsequent Event

On May 11, 2016, the Company announced the commencement of an offer to exchange (the "Exchange Offer"), upon the terms and conditions set forth in the offering memorandum, dated May 10, 2016, and the related letter of transmittal, all of its outstanding 11.5% senior notes due 2017 (the "11.5% Notes") held by eligible holders for newly issued 6.000% senior notes due 2024 (the "New Notes") and warrants (the "Warrants") to purchase shares of common stock, par value $0.01 per share, of Cenveo, Inc. (the "Common Stock"), representing in the aggregate 16.6% of the outstanding Common Stock as of the date of the Exchange Offer, at an exercise price of $1.50 per share. For each $1,000 principal amount of 11.5% Notes validly tendered and not validly withdrawn that is accepted for exchange in the Exchange Offer, eligible holders will receive $700 aggregate principal amount of New Notes and Warrants to purchase the Applicable Number (as defined below) of shares of Common Stock. Applicable Number means, for each $1,000 principal amount of 11.5% Notes, the product of (i) the number of shares to be issued per $1,000 principal amount, assuming 100% participation, and (ii) a fraction, the numerator of which is (x) the aggregate principal amount of outstanding 11.5% Notes and (y) the denominator of which is the aggregate principal amount of 11.5% Notes acquired by the Company in the Exchange Offer and the Affiliate Negotiated Exchange (as defined below). Based on the amount of 11.5% Notes to be acquired in the Exchange Offer from Supporting Noteholders and in the concurrent private exchange with the Affiliated Holders (as defined below), we expect that the Applicable Number will in no event be less than 59 or more than 75.

In connection with the Exchange Offer, the Company has entered into support agreements (the "Support Agreements"), each dated May 10, 2016, with each of Allianz Global Investors U.S., LLC ("Allianz") and two additional holders of the 11.5% Notes (together with Allianz, collectively, the "Supporting Noteholders"). Pursuant to the Support Agreements, the Supporting Noteholders have agreed to tender $145.8 million aggregate principal amount of outstanding 11.5% Notes, representing approximately 76.8% of all outstanding 11.5% Notes as of the date of the Support Agreements, to the Company in the Exchange Offer. The Support Agreements further provide that the Supporting Noteholders will not, among other things, (i) transfer any of their 11.5% Notes, or (ii) take any action that may interfere with, or fail to take any action that may be necessary or appropriate

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

to permit or facilitate, the timely and complete implementation, conduct and consummation of the Exchange Offer and the Supporting Noteholder’s obligations to the Company under the Support Agreements.

Concurrent with the Exchange Offer, the Company is seeking to amend its ABL Facility, to extend the term of the ABL Facility through 2021 and to reduce the commitments thereunder by $50.0 million (the "ABL Amendment"). The new maturity date under the ABL Facility will be 2021, with a springing maturity of May 2019 ahead of the Company’s existing 6.000% senior priority secured notes due 2019 (the "6.000% Notes") in the event that more than an amount to be determined of the 6.000% Notes remain outstanding at such time.

Concurrent with the ABL Amendment and prior to the expiration date of the Exchange Offer, the Company and Allianz have agreed to enter into a note purchase agreement (the "Secured Note Purchase Agreement"). Pursuant to the Secured Note Purchase Agreement, the Company will issue a new secured note to Allianz in an aggregate principal amount of $50.0 million (the "New Secured Note"), the proceeds of which would be applied to reduce the outstanding principal amount under the ABL Facility. The New Secured Note would be secured by the same collateral that secures the ABL Facility, the 6.000% Notes and the Company’s 8.500% junior priority secured notes due 2022 (the "8.500% Notes"). With respect to the ABL Facility, the New Secured Note would rank junior with respect to all collateral.  With respect to the 6.000% Notes, the New Secured Note would rank junior with respect to notes priority collateral and senior with respect to ABL Facility priority collateral. With respect to the 8.500% Notes, the New Secured Note would rank senior with respect to all collateral.

The Company has entered into a separately negotiated securities exchange agreement (the "Affiliate Exchange Agreement"), dated May 10, 2016, with certain noteholders who are affiliates of the Company (the "Affiliated Holders"). Pursuant to the Affiliate Exchange Agreement, the Affiliated Holders have agreed to tender to the Company all of the 11.5% Notes owned by the Affiliated Holders as of such date, in exchange (the "Affiliate Negotiated Exchange") for the issuance to the Affiliated Holders by the Company of New Notes and Warrants in the same proportion as are offered for the 11.5% Notes pursuant to the Exchange Offer (i.e., $700 aggregate principal amount of New Notes and Warrants to purchase the Applicable Number of shares of Common Stock for each $1,000 aggregate principal amount of such 11.5% Notes). The Affiliated Holders cumulatively owned $4.2 million aggregate principal amount of 11.5% Notes, representing 2.2% of all outstanding 11.5% Notes, as of the date of the Affiliate Exchange Agreement. The Affiliated Holders are not eligible to participate in, and will receive no New Notes or Warrants pursuant to, the Exchange Offer.  Pursuant to the Affiliate Exchange Agreement, the Affiliate Negotiated Exchange will close upon the closing of the Exchange Offer and is subject to customary closing conditions.

The Company and Allianz have agreed to enter into a note purchase agreement (the "Allianz 7% Notes Purchase Agreement").  Pursuant to the Allianz 7% Notes Purchase Agreement, the Company shall purchase all of its 7% senior exchangeable notes due 2017 (the "7% Notes") owned by Allianz as of the settlement date of the Exchange Offer in exchange for: (a) payment in cash in an amount equal to (i) the aggregate principal amount of such 7% Notes multiplied by 0.6 plus, (ii) an amount of interest on the amount payable pursuant to the immediately preceding clause (i) at an annual interest rate of 7% per annum, such interest shall begin to accrue on the date of the Allianze 7% Notes Purchase Agreement and shall continue to accrue until (and including) the closing of the purchase and be computed based on a year of 360 days; (b) payment in cash of interest that shall have accrued in respect of such 7% Notes in accordance with the indenture relating to such 7% Notes but remains unpaid at the closing of the purchase; and (c) delivery to Allianz of Warrants to purchase 3.3% of the outstanding shares of the Common Stock as of the settlement date of the Exchange Offer; provided that the closing of such purchase will not occur until the earlier of a date determined by the Company and January 31, 2017. Allianz owned $37.5 million aggregate principal amount of the 7% Notes, representing approximately 77% of all outstanding 7% Notes, as of the date of the offering memorandum. The transactions contemplated by the Allianz 7% Notes Purchase Agreement are subject to the condition precedent, among others, that the Exchange Offer is consummated in accordance with the offering memorandum.

The Exchange Offer is conditioned upon, among other things, (i) the amendment and extension of the ABL Facility and the reduction of the outstanding principal amount under the ABL Facility; (ii) the issuance of the New Secured Note; and (iii) the satisfaction of certain other conditions.

Extinguishments

In the first quarter of 2016, the Company recorded a gain on early extinguishment of debt of $16.5 million related to the repurchase of $34.5 million of its 7% Notes, of which $16.8 million related to a discount on the purchase price, partially offset by a write-off of unamortized debt issuance costs of $0.3 million. Additionally, the Company recorded a gain on early extinguishment of debt of $5.1 million related to the repurchase of $10.0 million of its 11.5% Notes, of which $5.3 million related to a discount on the purchase, partially offset by a write-off of unamortized debt issuance costs of $0.1 million and a write-off of original issuance discount of $0.1 million.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In the first quarter of 2015, the Company recorded a loss on early extinguishment of debt of $0.4 million related to the repurchase of $15.8 million of its 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, and $0.2 million related to the write-off of original issuance discount.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of April 2, 2016. On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of January 2, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, current maturities of long-term debt and accounts payable are reasonable estimates of their fair values as of April 2, 2016, and January 2, 2016, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended
	April 2, 2016	March 28, 2015
Service cost	$—	$—
Interest cost	3,545	3,524
Expected return on plan assets	(4,775)	(5,226)
Net amortization and deferral	1	—
Recognized net actuarial loss	2,480	2,156
Net periodic expense	$1,251	$454

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended April 2, 2016, and March 28, 2015.

For the three months ended April 2, 2016, the Company made total contributions of $0.3 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $1.8 million to its pension, SERP and OPEB plans for the remainder of 2016.

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.6 million and $0.1 million for the three months ended April 2, 2016, and March 28, 2015, respectively.

As of April 2, 2016, there was approximately $2.0 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.5 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the three months ended April 2, 2016, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 2, 2016	1,522,000	$4.32	3.0	$—
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(11,000)	2.21
Outstanding at April 2, 2016	1,511,000	$4.34	2.7	$—
Exercisable at April 2, 2016	802,250	$6.09	0.7	$—

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSUs
A summary of the Company’s non-vested restricted share units ("RSUs") as of and for the three months ended April 2, 2016, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at January 2, 2016	840,694	$2.30
Granted	—	—
Vested	(10,000)	2.38
Forfeited	—	—
Unvested at April 2, 2016	830,694	$2.30

The total fair value of RSUs which vested during the three months ended April 2, 2016, was less than $0.1 million.

PSUs

A summary of the Company's non-vested performance share units ("PSUs") as of and for the three months ended April 2, 2016 is as follows:

	PSUs	Weighted Average Grant Date Fair Value
Unvested at January 2, 2016	565,000	$2.38
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at April 2, 2016	565,000	$2.38

12. Restructuring and Other Charges

The Company currently has two active cost savings, restructuring and integration plans, related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities (the "2016 Plan" and the "2015 Plan").

2016 Plan

During the first quarter of 2016, the Company began implementing the 2016 Plan, which primarily focuses on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities. The Company expects to be substantially complete with the 2016 Plan during the 2017 fiscal year.
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
The following tables present the details of the expenses recognized as a result of these plans.

2016 Activity

Restructuring and other charges for the three months ended April 2, 2016 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$65	$—	$—	$—	$—	$—	$65
2015 Plan	7	—	—	—	—	—	7
Residual Plans	—	—	—	—	47	2	49
Acquisition Integration Plans	—	—	276	—	—	118	394
Total Envelope	72	—	276	—	47	120	515
Print
2016 Plan	4	—	—	—	—	—	4
2015 Plan	(2)	—	—	—	—	34	32
Residual Plans	1	—	—	40	222	9	272
Total Print	3	—	—	40	222	43	308
Label
2016 Plan	28	—	—	—	—	—	28
2015 Plan	563	—	—	—	—	1,264	1,827
Asset Impairments	—	2,300	—	—	—	—	2,300
Total Label	591	2,300	—	—	—	1,264	4,155
Corporate
2016 Plan	—	—	—	—	—	3	3
Residual Plans	—	—	—	—	—	9	9
Total Corporate	—	—	—	—	—	12	12
Total Restructuring and Other Charges	$666	$2,300	$276	$40	$269	$1,439	$4,990

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015 Activity

Restructuring and other charges for the three months ended March 28, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
Residual Plans	$270	$—	$—	$(22)	$40	$40	$328
Acquisition Integration Plans	39	1,895	8	275	—	247	2,464
Total Envelope	309	1,895	8	253	40	287	2,792
Print
2015 Plan	60	—	—	—	—	—	60
Residual Plans	71	116	13	58	132	587	977
Total Print	131	116	13	58	132	587	1,037
Label
Residual Plans	138	—	—	—	—	—	138
Total Label	138	—	—	—	—	—	138
Corporate
2015 Plan	88	—	—	—	—	—	88
Residual Plans	—	—	—	—	—	14	14
Total Corporate	88	—	—	—	—	14	102
Total Restructuring and Other Charges	$666	$2,011	$21	$311	$172	$888	$4,069

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2016 Plan
Balance as of January 2, 2016	$—	$—	$—	$—	$—
Accruals, net	97	—	—	3	100
Payments	(34)	—	—	(3)	(37)
Balance as of April 2, 2016	$63	$—	$—	$—	$63

2015 Plan
Balance as of January 2, 2016	$276	$—	$—	$—	$276
Accruals, net	568	—	—	1,298	1,866
Payments	(152)	—	—	(34)	(186)
Balance as of April 2, 2016	$692	$—	$—	$1,264	$1,956

Residual Plans
Balance as of January 2, 2016	$3	$411	$19,842	$—	$20,256
Accruals, net	1	40	269	20	330
Payments	(4)	(95)	(977)	(20)	(1,096)
Balance as of April 2, 2016	$—	$356	$19,134	$—	$19,490

Acquisition Integration Plans
Balance as of January 2, 2016	$—	$392	$—	$—	$392
Accruals, net	—	—	—	394	394
Payments	—	(48)	—	(394)	(442)
Balance as of April 2, 2016	$—	$344	$—	$—	$344

Total Restructuring Liability	$755	$700	$19,134	$1,264	$21,853

As of April 2, 2016, the total restructuring liability was $21.9 million, of which $4.8 million is included in other current liabilities, and $17.1 million is included in other liabilities in the Company's consolidated balance sheet.

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of January 2, 2016	$(7,200)	$(98,730)	$(105,930)
Other comprehensive loss before reclassifications	(203)	—	(203)
Amounts reclassified from AOCI	1,945	2,480	4,425
Other comprehensive income	1,742	2,480	4,222
Balance as of April 2, 2016	$(5,458)	$(96,250)	$(101,708)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended
	April 2, 2016	March 28, 2015
Changes in Foreign Currency Translation
Loss on foreign exchange	$1,945	$—	(Loss) income from discontinued operations, net of taxes
Changes in pension and other employee benefit accounts:
Net actuarial losses	2,480	2,156	Selling, general and administrative expenses
	4,425	2,156	Total before tax
Taxes	—	(814)	Income tax expense (benefit)
Total reclassifications for the period	$4,425	$1,342	Net of tax

14. Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the stock options, RSUs and, PSUs (collectively, the "Equity Awards") to issue common stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards and the 7% Notes being exchanged for common stock. Under this method, interest expense associated with the 7% Notes, net of tax, if any, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

For the three months ended March 28, 2015, the effect of approximately 20.3 million shares related to the exchange of the 7% Notes for common stock were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

For the three months ended April 2, 2016, and March 28, 2015, the effect of approximately 2.9 million and 1.9 million shares, respectively, related to the issuance of common stock upon exercise of Equity Awards were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended April 2, 2016, and March 28, 2015 (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended
	April 2, 2016	March 28, 2015
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$13,020	$(8,179)
(Loss) income from discontinued operations, net of taxes	(1,817)	500
Net income (loss)	$11,203	$(7,679)
Numerator for diluted (loss) income per share:
Income (loss) from continuing operations - as reported	$13,020	$(8,179)
Interest expense on 7% Notes, net of taxes	1,210	—
Income (loss) from continuing operations - after assumed conversions of dilutive shares	14,230	(8,179)
(Loss) income from discontinued operations, net of taxes	(1,817)	500
Net income (loss) for diluted loss per share - after assumed conversions of dilutive shares	$12,413	$(7,679)
Denominator for weighted average common shares outstanding:
Basic shares	67,874	67,746
Dilutive effect of 7% Notes	15,053	—
Dilutive effect of Equity Awards	—	—
Diluted shares	82,927	67,746

Income (loss) per share – basic:
Continuing operations	$0.19	$(0.12)
Discontinued operations	(0.02)	0.01
Net income (loss)	$0.17	$(0.11)

Income (loss) per share – diluted:
Continuing operations	$0.17	$(0.12)
Discontinued operations	(0.02)	0.01
Net income (loss)	$0.15	$(0.11)

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

The following tables present certain segment information (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended
	April 2, 2016	March 28, 2015
Net sales:
Envelope	$229,260	$227,410
Print	124,487	122,100
Label	79,014	80,167
Total	$432,761	$429,677
Operating income (loss):
Envelope	$17,559	$14,840
Print	3,377	1,679
Label	4,708	9,704
Corporate	(8,630)	(8,423)
Total	$17,014	$17,800
Restructuring and other charges:
Envelope	$515	$2,792
Print	308	1,037
Label	4,155	138
Corporate	12	102
Total	$4,990	$4,069
Depreciation and intangible asset amortization:
Envelope	$4,764	$4,903
Print	4,255	4,246
Label	2,346	1,839
Corporate	665	970
Total	$12,030	$11,958
Intercompany sales:
Envelope	$1,857	$1,812
Print	4,815	3,781
Label	972	761
Total	$7,644	$6,354

	April 2, 2016	January 2, 2016
Total assets:
Envelope	$418,295	$445,443
Print	256,996	266,074
Label	220,227	223,534
Corporate	34,529	33,447
Assets of discontinued operations	913	111,417
Total	$930,960	$1,079,915

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 6.000% Notes, the 8.500% Notes, the 8.875% senior second lien notes due 2018, the 7% Notes, and the 11.5% Notes (collectively, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned domestic subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of April 2, 2016, and January 2, 2016, and for the three months ended April 2, 2016, and March 28, 2015. The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET April 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,331	$468	$2,154	$—	$8,953
Accounts receivable, net	—	126,154	109,884	—	—	236,038
Inventories	—	70,358	45,197	—	—	115,555
Intercompany receivable	—	—	1,684,462	—	(1,684,462)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	34,785	3,221	1,696	(890)	38,812
Total current assets	—	274,566	1,846,477	3,850	(1,725,535)	399,358

Investment in subsidiaries	(651,523)	2,038,514	6,312	7,829	(1,401,132)	—
Property, plant and equipment, net	—	111,179	95,301	712	—	207,192
Goodwill	—	22,940	147,411	4,980	—	175,331
Other intangible assets, net	—	9,415	119,073	387	—	128,875
Other assets, net	—	15,529	3,174	588	—	19,291
Assets of discontinued operations - long-term	—	—	913	—	—	913
Total assets	$(651,523)	$2,472,143	$2,218,661	$18,346	$(3,126,667)	$930,960

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$107,547	$1,006	$—	$—	$108,553
Accounts payable	—	102,725	63,066	96	—	165,887
Accrued compensation and related liabilities	—	26,800	3,985	316	—	31,101
Other current liabilities	—	53,330	15,555	195	—	69,080
Liabilities of discontinued operations - current	—	148	1,799	—	—	1,947
Intercompany payable	—	1,684,109	—	353	(1,684,462)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,974,659	122,349	4,205	(1,724,645)	376,568

Long-term debt	—	1,009,079	2,367	—	—	1,011,446
Other liabilities	—	142,228	55,431	—	(890)	196,769
Shareholders’ (deficit) equity	(651,523)	(653,823)	2,038,514	14,141	(1,401,132)	(653,823)
Total liabilities and shareholders’ (deficit) equity	$(651,523)	$2,472,143	$2,218,661	$18,346	$(3,126,667)	$930,960

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended April 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$231,098	$201,478	$185	$—	$432,761
Cost of sales	—	203,331	158,580	—	—	361,911
Selling, general and administrative expenses	—	29,275	17,782	182	—	47,239
Amortization of intangible assets	—	152	1,344	111	—	1,607
Restructuring and other charges	—	3,018	1,972	—	—	4,990
Operating (loss) income	—	(4,678)	21,800	(108)	—	17,014
Interest expense, net	—	24,048	47	—	—	24,095
Intercompany interest (income) expense	—	(245)	245	—	—	—
Gain on early extinguishment of debt, net	—	(21,613)	—	—	—	(21,613)
Other expense (income), net	—	600	14	(60)	—	554
(Loss) income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(7,468)	21,494	(48)	—	13,978
Income tax expense (benefit)	—	850	122	(14)	—	958
(Loss) income from continuing operations before equity in income (loss) of subsidiaries	—	(8,318)	21,372	(34)	—	13,020
Equity in income (loss) of subsidiaries	11,203	21,798	1,643	—	(34,644)	—
Income (loss) from continuing operations	11,203	13,480	23,015	(34)	(34,644)	13,020
(Loss) income from discontinued operations, net of taxes	—	(2,277)	(1,217)	1,677	—	(1,817)
Net income (loss)	11,203	11,203	21,798	1,643	(34,644)	11,203
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	4,222	2,109	177	—	(6,508)	—
Changes in pension and other employee benefit accounts, net of taxes	—	2,113	367	—	—	2,480
Currency translation adjustment, net	—	—	1,565	177	—	1,742
Total other comprehensive income (loss)	4,222	4,222	2,109	177	(6,508)	4,222
Comprehensive income (loss)	$15,425	$15,425	$23,907	$1,820	$(41,152)	$15,425

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended April 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$591	$(38,486)	$24,938	$1,523	$—	$(11,434)
Net cash used in operating activities of discontinued operations	—	—	(5,364)	(438)	—	(5,802)
Net cash provided by (used in) operating activities	591	(38,486)	19,574	1,085	—	(17,236)
Cash flows from investing activities:
Capital expenditures	—	(3,923)	(3,146)	(88)	—	(7,157)
Proceeds from sale of property, plant and equipment	—	5	—	—	—	5
Net cash used in investing activities of continuing operations	—	(3,918)	(3,146)	(88)	—	(7,152)
Net cash provided by investing activities of discontinued operations	—	—	87,415	7,145	—	94,560
Net cash (used in) provided by investing activities	—	(3,918)	84,269	7,057	—	87,408
Cash flows from financing activities:
Repayments of other long-term debt	—	(1,766)	52	—	—	(1,714)
Repayment of 11.5% senior notes due 2017	—	(4,725)	—	—	—	(4,725)
Repayment of 7% senior exchangeable notes	—	(17,680)	—	—	—	(17,680)
Borrowings under ABL Facility due 2017	—	141,000	—	—	—	141,000
Repayments under ABL Facility due 2017	—	(186,200)	—	—	—	(186,200)
Intercompany advances	(591)	112,548	(103,970)	(7,987)	—	—
Net cash (used in) provided by financing activities of continuing operations	(591)	43,177	(103,918)	(7,987)	—	(69,319)
Net cash used in financing activities of discontinued operations	—	—	(8)	—	—	(8)
Net cash (used in) provided by financing activities	(591)	43,177	(103,926)	(7,987)	—	(69,327)
Effect of exchange rate changes on cash and cash equivalents	—	—	316	7	—	323
Net increase in cash and cash equivalents	—	773	233	162	—	1,168
Cash and cash equivalents at beginning of period	—	5,558	235	1,992	—	7,785
Cash and cash equivalents at end of period	$—	$6,331	$468	$2,154	$—	$8,953

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET January 2, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,558	$235	$1,992	$—	$7,785
Accounts receivable, net	—	133,232	120,810	—	—	254,042
Inventories	—	74,116	47,499	—	—	121,615
Intercompany receivable	—	—	1,580,492	—	(1,580,492)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	41,238	1,807	1,575	—	44,620
Assets of discontinued operations - current	—	—	41,821	6,745	—	48,566
Total current assets	—	291,082	1,795,909	10,312	(1,620,675)	476,628

Investment in subsidiaries	(669,839)	2,014,972	4,492	7,829	(1,357,454)	—
Property, plant and equipment, net	—	113,608	96,262	708	—	210,578
Goodwill	—	22,940	147,409	4,989	—	175,338
Other intangible assets, net	—	9,533	120,451	466	—	130,450
Other assets, net	—	20,327	3,154	1,477	(888)	24,070
Assets of discontinued operations - long-term	—	1,226	62,184	—	(559)	62,851
Total assets	$(669,839)	$2,473,688	$2,229,861	$25,781	$(2,979,576)	$1,079,915

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,454	$919	$—	$—	$5,373
Accounts payable	—	126,384	73,601	135	—	200,120
Accrued compensation and related liabilities	—	26,812	4,846	303	—	31,961
Other current liabilities	—	69,254	16,737	712	—	86,703
Liabilities of discontinued operations - current	—	—	21,543	725	—	22,268
Intercompany payable	—	1,572,152	—	8,340	(1,580,492)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,799,056	154,584	13,460	(1,620,675)	346,425

Long-term debt	—	1,200,848	2,402	—	—	1,203,250
Other liabilities	—	143,623	56,191	—	(888)	198,926
Liabilities of discontinued operations - long-term	—	—	1,712	—	(559)	1,153
Shareholders’ (deficit) equity	(669,839)	(669,839)	2,014,972	12,321	(1,357,454)	(669,839)
Total liabilities and shareholders’ (deficit) equity	$(669,839)	$2,473,688	$2,229,861	$25,781	$(2,979,576)	$1,079,915

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended March 28, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$223,852	$204,386	$1,439	$—	$429,677
Cost of sales	—	190,863	167,310	610	—	358,783
Selling, general and administrative expenses	—	30,115	16,860	182	—	47,157
Amortization of intangible assets	—	152	1,605	111	—	1,868
Restructuring and other charges	—	3,447	622	—	—	4,069
Operating (loss) income	—	(725)	17,989	536	—	17,800
Interest expense, net	—	25,592	67	—	—	25,659
Intercompany interest (income) expense	—	(274)	274	—	—	—
Loss on early extinguishment of debt, net	—	433	—	—	—	433
Other expense (income), net	—	294	(161)	35	—	168
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(26,770)	17,809	501	—	(8,460)
Income tax (benefit) expense	—	(1,234)	866	87	—	(281)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(25,536)	16,943	414	—	(8,179)
Equity in (loss) income of subsidiaries	(7,679)	17,858	604	—	(10,783)	—
(Loss) income from continuing operations	(7,679)	(7,678)	17,547	414	(10,783)	(8,179)
(Loss) income from discontinued operations, net of taxes	—	(1)	311	190	—	500
Net (loss) income	(7,679)	(7,679)	17,858	604	(10,783)	(7,679)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	12	(1,330)	353	—	965	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,342	—	—	—	1,342
Currency translation adjustment	—	—	(1,683)	353	—	(1,330)
Total other comprehensive income (loss)	12	12	(1,330)	353	965	12
Comprehensive (loss) income	$(7,667)	$(7,667)	$16,528	$957	$(9,818)	$(7,667)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended March 28, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$132	$(44,536)	$27,861	$1,008	$—	$(15,535)
Net cash provided by operating activities of discontinued operations	—	—	6,129	1,962	—	8,091
Net cash provided by (used in) operating activities	132	(44,536)	33,990	2,970	—	(7,444)
Cash flows from investing activities:
Capital expenditures	—	(4,750)	(1,000)	—	—	(5,750)
Proceeds from sale of property, plant and equipment	—	571	2	—	—	573
Net cash used in investing activities of continuing operations	—	(4,179)	(998)	—	—	(5,177)
Net cash used in investing activities of discontinued operations	—	—	(309)	—	—	(309)
Net cash used in investing activities	—	(4,179)	(1,307)	—	—	(5,486)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(1,162)	—	—	—	(1,162)
Repayments of other long-term debt	—	(3,219)	1,863	—	—	(1,356)
Repayment of 11.5% senior notes due 2017	—	(15,776)	—	—	—	(15,776)
Purchase and retirement of common stock upon vesting of RSUs	(141)	—	—	—	—	(141)
Borrowings under ABL Facility due 2017	—	141,300	—	—	—	141,300
Repayments under ABL Facility due 2017	—	(111,100)	—	—	—	(111,100)
Intercompany advances	9	34,060	(34,112)	43	—	—
Net cash (used in) provided by financing activities of continuing operations	(132)	44,103	(32,249)	43	—	11,765
Net cash used in financing activities of discontinued operations	—	—	(116)	—	—	(116)
Net cash (used in) provided by financing activities	(132)	44,103	(32,365)	43	—	11,649
Effect of exchange rate changes on cash and cash equivalents	—	—	(540)	(333)	—	(873)
Net (decrease) increase in cash and cash equivalents	—	(4,612)	(222)	2,680	—	(2,154)
Cash and cash equivalents at beginning of period	—	10,965	844	2,784	—	14,593
Cash and cash equivalents at end of period	—	6,353	622	5,464	—	12,439
Less cash and cash equivalents of discontinued operations	—	—	(84)	(3,906)	—	(3,990)
Cash and cash equivalents of continuing operations at end of period	$—	$6,353	$538	$1,558	$—	$8,449

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which we refer to as our 2015 Form 10-K. Item 7 of our 2015 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of April 2, 2016. Cenveo, Inc. and its subsidiaries are referred to herein as "Cenveo," the "Company," "we," "our," or "us."

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

Factors which could cause actual results to differ materially from management’s expectations include, without limitation: (i) United States and global economic conditions could adversely affect us; (ii) our substantial level of indebtedness could materially adversely affect our financial condition, liquidity and ability to service or refinance our debt, and prevent us from fulfilling our business obligations; (iii) our ability to pay the principal of, or to reduce or refinance, our outstanding indebtedness; (iv) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (v) additional borrowings available to us which could further exacerbate our risk exposure from debt; (vi) our ability to meet the New York Stock Exchange's, which we refer to as the NYSE, continued listing standards which could result in the NYSE delisting our common shares, which would have an adverse impact on the trading volume, liquidity and market price of our common shares; (vii) our ability to successfully integrate acquired businesses with our business; (viii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets, including goodwill and other long-lived assets; (ix) the industries in which we operate our business are highly competitive and extremely fragmented; (x) a general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (xi) factors affecting the United States postal services impacting demand for our products; (xii) the availability of the Internet and other electronic media adversely affecting our business; (xiii) increases in paper costs and decreases in the availability of raw materials; (xiv) our labor relations; (xv) our compliance with environmental laws; (xvi) our dependence on key management personnel; (xvii) any failure, interruption or security lapse of our information technology systems; and (xviii) statutory requirements that share repurchases are subject to certain asset sufficiency standards. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report, and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC.

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

Our business strategy has been, and continues to be, focused on improving our operating margins, improving our capital structure and providing quality product offerings to our customers. We also are continuing to review options for our non-strategic assets and product lines. We also continue to make strategic investments and focused capital expenditures. The strategic investments focus on improving our e-commerce customer experience. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost structure and deliver quality product offerings to our customers.

We operate our business in three complementary reportable segments: the envelope segment, the print segment and the label segment.

Envelope. We are the largest envelope manufacturer in North America. Our envelope segment represented approximately 53.0% of our net sales for the three months ended April 2, 2016.

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

Print. We are one of the leading commercial printers in North America. On August 10, 2015, we added to our print operations by acquiring certain assets of Asendia USA, Inc., which we refer to as Asendia. The acquired assets provide letter shop, data processing, bindery and digital printing offerings. Our print segment represented approximately 28.7% of our net sales for the three months ended April 2, 2016.

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

Label. We are a leading label manufacturer and one of the largest North American prescription label manufacturer for retail pharmacy chains. Our label segment represented approximately 18.3% of our net sales for the three months ended April 2, 2016.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three months ended April 2, 2016, and March 28, 2015, followed by a discussion of the results of operations of each of our reportable segments for the same periods.

2016 Outlook

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
Our current management focus is on the following areas:

Improving Operating Margins

In 2014, we substantially completed our integration of certain assets of National Envelope Corporation, which we refer to as National, which allowed us to focus on profitability improvement and other cost reduction actions in our envelope platform throughout 2015 and into 2016. We believe the accelerated integration plan we completed during 2014 has provided meaningful improvements in our envelope segment's operating results over the last four quarters, as we realized significant increases in gross profit and operating income, as compared to 2014 and prior years.

During the last two years, we have completed select downsizing and consolidation of our commercial print assets; activities that we believe will allow us to continue to serve a broad range of customers in targeted geographic locations, as well as with our national customer base. These consolidations have also allowed us to lower our fixed cost infrastructure within our print operations while expanding our customer experience.

We also continue to make strategic investments and focused capital expenditures within our labels operations. The strategic investments focus on improving our e-commerce customer experience and reinvesting into our equipment base. The initiation of a multi-phased, multi-year plan to reinvest into state-of-the-art labeling equipment should significantly increase our capabilities, minimize machine downtime and allow for further margin expansion within our label operations.

Strategic Asset Review

During 2015, we began actively moving forward with our plan to review and potentially divest certain non-strategic assets. As a result of this strategic review, during the first quarter of 2016, we completed the sale of our folded carton and shrink sleeve packaging businesses, along with our one top-sheet lithographic print operation, which we refer to as the Packaging Business.

On May 2, 2016, in connection with our plan to exit our coating operation that we announced in the third quarter of 2015, we entered into an agreement with a customer to sell certain proprietary rights and specific production equipment used to produce this customer’s specific products.  As a result, we anticipate recognizing a gain of approximately $2.0 million associated with the sale of the proprietary rights and equipment. Additionally, as part of this transaction and during our second quarter of 2016, we may receive production incentive payments aggregating up to $3.0 million associated with incremental production and delivery targets that are set forth by our agreement with this customer.

During 2015, we also completed two small strategic transactions, which we refer to as the Label Transactions, which will help facilitate the exit of two non-core product lines reported within our label operating segment.

We believe there continues to be opportunities for further non-strategic transactions of various magnitudes given our desire to tighten our management focus and minimize non-core product lines.

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

The sale of the Packaging Business, as well as our continued operational improvements, have provided us greater flexibility to address our higher interest rate debt instruments. Since the beginning of 2015, we have extinguished $34.5 million of our 7% exchangeable notes due 2017, which we refer to as the 7% Notes, and $32.6 million of our 11.5% Senior Notes due 2017, which we refer to as the 11.5% Notes. During the remainder of 2016, we will use cash flow generated from operations and any proceeds from non-strategic asset sales, to the extent allowable by our indentures, to continue to address our highest interest rate debt instruments.

On May 11, 2016, we announced the commencement of an offer to exchange, which we refer to as the Exchange Offer, upon the terms and conditions set forth in the offering memorandum, dated May 10, 2016, and the related letter of transmittal, all our outstanding 11.5% Notes held by eligible holders for newly issued 6.000% senior notes due 2024, which we refer to as the New Notes, and warrants, which we refer to as the Warrants, to purchase shares of common stock, par value $0.01 per share, of Cenveo, Inc., which we refer to as the Common Stock, representing in the aggregate 16.6% of the outstanding Common Stock as of the date of the Exchange Offer, at an exercise price of $1.50 per share. For each $1,000 principal amount of 11.5% Notes validly tendered and not validly withdrawn that is accepted for exchange in the Exchange Offer, eligible holders will receive $700 aggregate principal amount of New Notes and Warrants to purchase the Applicable Number (as defined below) of shares of Common Stock. Applicable Number means, for each $1,000 principal amount of 11.5% Notes, the product of (i) the number of shares to be issued per $1,000 principal amount, assuming 100% participation, and (ii) a fraction, (x) the numerator of which is the aggregate principal amount of outstanding 11.5% Notes and (y) the denominator of which is the aggregate principal amount of 11.5% Notes acquired by us in the Exchange Offer and the Affiliate Negotiated Exchange (as defined below). Based on the amount of 11.5% Notes to be acquired in the Exchange Offer from Supporting Noteholders and in the concurrent private exchange with the Affiliated Holders (as defined below), we expect that the Applicable Number will in no event be less than 59 or more than 75.

In connection with the Exchange Offer, we have entered into support agreements, which we refer to as the Support Agreements, each dated May 10, 2016, with each of Allianz Global Investors U.S., LLC, which we refer to as Allianz, and two additional holders of the 11.5% Notes, collectively with Allianz, we refer to them as the Supporting Noteholders. Pursuant to the Support Agreements, the Supporting Noteholders have agreed to tender $145.8 million aggregate principal amount of outstanding 11.5% Notes, representing approximately 76.8% of all outstanding 11.5% Notes as of the date of the Support Agreements, to us in the Exchange Offer. The Support Agreements further provide that the Supporting Noteholders will not, among other things, (i) transfer any of their 11.5% Notes, or (ii) take any action that may interfere with, or fail to take any action that may be necessary or appropriate to permit or facilitate, the timely and complete implementation, conduct and consummation of the Exchange Offer and the Supporting Noteholder’s obligations to the us under the Support Agreements.

Concurrent with the Exchange Offer, we are seeking to amend our asset-based revolving credit facility, which we refer to as the ABL Facility, to extend the term of the ABL Facility through 2021 and to reduce the commitments thereunder by $50.0 million, which we refer to as the ABL Amendment. The new maturity date under the ABL Facility will be 2021, with a springing maturity of May 2019 ahead of the our existing 6.000% senior priority secured notes due 2019, which we refer to as the 6.000% Notes, in the event that more than an amount to be determined of the 6.000% Notes remain outstanding at such time.

Concurrent with the ABL Amendment and prior to the expiration date of the Exchange Offer, we have agreed to enter into a note purchase agreement with Allianz, which we refer to as the Secured Note Purchase Agreement. Pursuant to the Secured Note Purchase Agreement, we will issue a new secured note to Allianz in an aggregate principal amount of $50.0 million, which we refer to as the New Secured Note, the proceeds of which would be applied to reduce the outstanding principal amount under the ABL Facility. The New Secured Note would be secured by the same collateral that secures the ABL Facility, the 6.000% Notes and our 8.500% junior priority secured notes due 2022, which we refer to as the 8.500% Notes. With respect to the ABL Facility, the New Secured Note would rank junior with respect to all collateral.  With respect to the 6.000% Notes, the New Secured Note would rank junior with respect to notes priority collateral and senior with respect to ABL Facility priority collateral.  With respect to the 8.500% Notes, the New Secured Note would rank senior with respect to all collateral.

We have entered into a separately negotiated securities exchange agreement, which we refer to as the Affiliate Exchange Agreement, dated May 10, 2016, with certain noteholders who are our affiliates, which we refer to as the Affiliated Holders. Pursuant to the Affiliate Exchange Agreement, the Affiliated Holders have agreed to tender to us all of the 11.5% Notes owned by the Affiliated Holders as of such date, in exchange, which we refer to as the Affiliate Negotiated Exchange, for the issuance to the Affiliated Holders by us of New Notes and Warrants in the same proportion as are offered for the 11.5% Notes pursuant to the Exchange Offer (i.e., $700 aggregate principal amount of New Notes and Warrants to purchase the Applicable Number of shares of Common Stock for each $1,000 aggregate principal amount of such 11.5% Notes). The Affiliated Holders cumulatively owned $4.2 million aggregate principal amount of 11.5% Notes, representing 2.2% of all outstanding 11.5% Notes, as of the date of the Affiliate Exchange Agreement. The Affiliated Holders are not eligible to participate in, and will receive no New Notes or Warrants pursuant to, the Exchange Offer.  Pursuant to the Affiliate Exchange Agreement, the Affiliate Negotiated Exchange will close upon the closing of the Exchange Offer and is subject to customary closing conditions.

We have agreed to enter into a note purchase agreement with Allianz, which we refer to as the Allianz 7% Notes Purchase Agreement.  Pursuant to the Allianz 7% Notes Purchase Agreement, we shall purchase all of the 7% Notes owned by Allianz as of the settlement date of the Exchange Offer in exchange for: (a) payment in cash in an amount equal to (i) the aggregate principal amount of such 7% Notes multiplied by 0.6 plus, (ii) an amount of interest on the amount payable pursuant to the immediately preceding clause (i) at an annual interest rate of 7% per annum, such interest shall begin to accrue on the date of the Allianz 7% Notes Purchase Agreement and shall continue to accrue until (and including) the closing of the purchase and be computed based on a year of 360 days; (b) payment in cash of interest that shall have accrued in respect of such 7% Notes in accordance with the indenture relating to such 7% Notes but remains unpaid at the closing of the purchase; and (c) delivery to Allianz of Warrants to purchase 3.3% of the outstanding shares of the Common Stock as of the settlement date of the Exchange Offer; provided that the closing of such purchase will not occur until the earlier of a date determined by us and January 31, 2017. Allianz owned $37.5 million aggregate principal amount of the 7% Notes, representing approximately 77% of all outstanding 7% Notes, as of the date of the offering memorandum. The transactions contemplated by the Allianz 7% Notes Purchase Agreement are subject to the condition precedent, among others, that the Exchange Offer is consummated in accordance with the offering memorandum.

The Exchange Offer is conditioned upon, among other things, (i) the amendment and extension of the ABL Facility and the reduction of the outstanding principal amount under the ABL Facility; (ii) the issuance of the New Secured Note; and (iii) the satisfaction of certain other conditions. These announced transactions, if completed, would extend our debt maturities, lower our weighted average interest rate, and reduce our overall indebtedness.

Provide Quality Product Offerings

We conduct regular reviews of our product offerings, manufacturing processes and distribution methods to ensure that they meet the changing needs of our customers. We have recently made, and expect to continue to make, technology investments that enhance our sales organization's ability to offer our customers a product that allows them to manage their programs from content through distribution. We believe our multi-product offerings along with the advancement of our current technology platform will allow us to penetrate deeper into our customer’s supply chains. Additionally, with the acquisition of Asendia we added letter shop, data processing, bindery and digital print offerings to our commercial printing operations, all of which are areas we believe add value to our capabilities of serving our customer’s needs in-house. Lastly, we are also investing in digital and variable technology as we have seen increased customer demand for these technologies. By expanding our product offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market or product.

Acquisitions

On August 7, 2015, we acquired certain assets of Asendia. The acquired assets provide letter shop, data processing, bindery and digital printing offerings. We also acquired approximately 40 employees.

Discontinued Operations

During 2015, we began actively moving forward with our plan to review and potentially divest certain non-strategic assets. As a result of this strategic review, during the first quarter of 2016, we completed the sale of our Packaging Business. The financial results of the Packaging Business have been accounted for as discontinued operations. Our historical, condensed consolidated financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented. See Note 3 to our condensed consolidated financial statements included in Item 1 of this quarterly report on Form 10-Q for further discussion regarding our discontinued operations.

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

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three month reporting periods each consisted of 13 weeks and ended on April 2, 2016, and March 28, 2015.

	For the Three Months Ended
	April 2, 2016	March 28, 2015
	(in thousands, except per share amounts)
Net sales	$432,761	$429,677
Operating income (loss):
Envelope	$17,559	$14,840
Print	3,377	1,679
Label	4,708	9,704
Corporate	(8,630)	(8,423)
Total operating income	17,014	17,800
Interest expense, net	24,095	25,659
(Gain) loss on early extinguishment of debt, net	(21,613)	433
Other expense, net	554	168
Income (loss) from continuing operations before income taxes	13,978	(8,460)
Income tax expense (benefit)	958	(281)
Income (loss) from continuing operations	13,020	(8,179)
(Loss) income from discontinued operations, net of taxes	(1,817)	500
Net income (loss)	$11,203	$(7,679)
Income (loss) per share – basic:
Continuing operations	$0.19	$(0.12)
Discontinued operations	(0.02)	0.01
Net income (loss)	$0.17	$(0.11)

Income (loss) per share – diluted:
Continuing operations	$0.17	$(0.12)
Discontinued operations	(0.02)	0.01
Net income (loss)	$0.15	$(0.11)

Net Sales

Net sales increased $3.1 million, or 0.7%, in the first quarter of 2016, as compared to the first quarter of 2015. Sales in our print segment increased $2.4 million and sales in our envelope segment increased $1.9 million, partially offset by decreased sales of $1.2 million in our label segment.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $0.8 million, or 4.4%, in the first quarter of 2016, as compared to the first quarter of 2015. This decrease was due a decline in operating income from our label segment of $5.0 million and an increase in corporate expenses of $0.2 million, partially offset by an increase in operating income from our envelope segment of $2.7 million and an increase in operating income of $1.7 million from our print segment.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $1.6 million to $24.1 million in the first quarter of 2016, as compared to $25.7 million in the first quarter of 2015. The decrease was primarily due to principal repayments made on our 11.5% Notes during 2015 and 2016 and principal repayments made on our 7% Notes during 2016. Interest expense in the first quarter of 2016 reflected average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.2%. This compares to average outstanding debt of approximately $1.3 billion and a weighted average interest rate of 7.3% in the first quarter of 2015.

We expect interest expense for the remainder of 2016 will be lower than the same period in 2015, primarily due to principal repayments made on our 11.5% Notes and our 7% Notes.

Gain (Loss) on Early Extinguishment of Debt

In the first quarter of 2016, we recorded a gain on early extinguishment of debt of $16.5 million related to the repurchase of $34.5 million of our 7% Notes, of which $16.8 million related to a discount on the purchase price, partially offset by a write-off of unamortized debt issuance costs of $0.3 million. Additionally, we recorded a gain on early extinguishment of debt of $5.1 million related to the repurchase of $10.0 million of our 11.5% Notes of which $5.3 million related to a discount on the purchase, partially offset by a write-off of unamortized debt issuance costs of $0.1 million and a write-off of original issuance discount of $0.1 million.

In the first quarter of 2015, we recorded a loss on early extinguishment of debt of $0.4 million related to the repurchase of $15.8 million of our 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs and $0.2 million related to the write-off of original issuance discount.

Income Taxes

	For the Three Months Ended
	April 2, 2016	March 28, 2015
	(in thousands)
Income tax expense (benefit) from U.S. operations	$972	$(386)
Income tax (benefit) expense from foreign operations	(14)	105
Income tax expense (benefit)	$958	$(281)
Effective income tax rate	6.9%	3.3%

Income Tax Expense

In the first quarter of 2016, we had an income tax expense of $1.0 million, compared to an income tax benefit of $0.3 million in the first quarter of 2015. Our federal tax loss carryforward at the end of the first quarter 2016 was $293.0 million after utilization of $37.7 million during the first quarter of 2016 primarily due to the gain on early extinguishment of debt and the sale of our Packaging Business. The tax expense for the first quarter of 2016 and the tax benefit for the first quarter of 2015 primarily related to income taxes on our domestic operations.

Our effective tax rate in the first quarters of 2016 and 2015 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets in the U.S. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2016.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $159.2 million as of April 2, 2016. Our valuation allowance declined $5.0 million from January 2, 2016 primarily due to the performance of our operations and the sale of our Packaging Business.

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

(Loss) Income from Discontinued Operations, Net of Taxes
On January 19, 2016, we completed the sale of our Packaging Business. We received total cash proceeds of approximately $88.3 million, net of transaction costs of $6.3 million. This resulted in the recognition of a total loss of $3.0 million, of which a $2.0 million gain was recorded in the first quarter of 2016. In the fourth quarter of 2015, we recorded a non-cash loss on sale of discontinued operations of $5.0 million. The loss was based on the executed purchase agreement and the net assets of the Packaging Business. During the fourth quarter of 2015, we recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction. In addition to the proceeds, $5.0 million of purchase price consideration has been held in escrow and will be paid to us subject to the satisfaction of certain conditions.
In the first quarter of 2016, loss from discontinued operations was $1.8 million, primarily comprised of: (i) a gain on sale of discontinued operations of $2.0 million; (ii) a loss from operations of our Packaging Business of $2.5 million; and (iii) tax expense of $1.4 million.
In the first quarter of 2015, income from discontinued operations was $0.5 million, primarily comprised of income related to the Packaging Business of $0.7 million, net of tax expense of $0.2 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended
	April 2, 2016	March 28, 2015
	(in thousands)
Segment net sales	$229,260	$227,410
Segment operating income	$17,559	$14,840
Operating income margin	7.7%	6.5%
Restructuring and other charges	$515	$2,792

Segment Net Sales

Segment net sales for our envelope segment increased $1.9 million, or 0.8%, in the first quarter of 2016, as compared to the first quarter of 2015. This increase was primarily due to increased sales volumes with our direct mail customers, primarily financial institutions and consumer product customers, partially offset by lower demand from our office product and wholesale customers, along with lower volumes from our generic transactional envelope products.

Segment Operating Income

Segment operating income for our envelope segment increased $2.7 million, or 18.3%, in the first quarter of 2016, as compared to the first quarter of 2015. The increase was primarily due to: (i) lower restructuring and other charges of $2.3 million, primarily related to final charges related to the integration of certain assets of National with our operations in 2015; and (ii) higher gross margin of $0.7 million, primarily due to higher sales volumes. Selling, general, and administrative expenses remained relatively flat.

Print

	For the Three Months Ended
	April 2, 2016	March 28, 2015
	(in thousands)
Segment net sales	$124,487	$122,100
Segment operating income	$3,377	$1,679
Operating income margin	2.7%	1.4%
Restructuring and other charges	$308	$1,037

Segment Net Sales

Segment net sales for our print segment increased $2.4 million, or 2.0%, in the first quarter of 2016, as compared to the first quarter of 2015. This increase was primarily due to: (i) increased volume within our commercial print group; and (ii) net sales generated from Asendia, as Asendia was not included in our results in the first quarter of 2015. These increases were partially offset by decreased sales volumes in our publisher services group and continued pricing pressures.

Segment Operating Income

Segment operating income for our print segment increased $1.7 million, or 101.1%, in the first quarter of 2016, as compared to the first quarter of 2015. The increase was primarily due to: (i) lower restructuring and other charges of $0.7 million due to the closure of a print facility during 2015; (ii) lower selling, general and administrative expenses of $0.6 million due to cost reduction initiatives; and (iii) higher gross margin of $0.4 million during the quarter, primarily driven by higher sales volumes.

Label

	For the Three Months Ended
	April 2, 2016	March 28, 2015
	(in thousands)
Segment net sales	$79,014	$80,167
Segment operating income	$4,708	$9,704
Operating income margin	6.0%	12.1%
Restructuring and other charges	$4,155	$138

Segment Net Sales

Segment net sales for our label segment decreased $1.2 million, or 1.4%, in the first quarter of 2016, as compared to the first quarter of 2015, primarily due to: (i) volume declines within certain of our existing customers resulting from item rationalization; and (ii) volume declines in our coating business due to our decision to exit the coating market. These decreases were partially offset by increased volume within our custom label business, primarily due to our e-commerce initiatives.

Segment Operating Income

Segment operating income for our label segment decreased $5.0 million, or 51.5%, in the first quarter of 2016, as compared to the first quarter of 2015. This decrease was primarily due to: (i) higher restructuring and other charges of $4.0 million related to our plans to exit our coating operations and the write down of an investment; (ii) lower gross margin of $0.7 million, primarily due to the closure of our coating facility; and (iii) higher selling, general and administrative expenses of $0.6 million, primarily due to higher information technology depreciation expense related to our e-commerce initiatives.

Corporate Expenses

Corporate expenses remained relatively flat in the first quarter of 2016, as compared to the first quarter of 2015.

Restructuring and Other Charges

Restructuring

We currently have two active cost savings, restructuring and integration plans, which are related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions and the closure of certain manufacturing facilities. We refer to these plans as the 2016 Plan and the 2015 Plan. During the first quarter of 2016, we began implementing the 2016 Plan and continued implementing the 2015 Plan.

During 2015, we completed our plan to integrate certain assets of National, which we refer to as the National Plan, by completing the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities.

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

During the first quarter of 2016, as a result of our restructuring and integration activities, we incurred $5.0 million of restructuring and other charges, which included $0.7 million of employee separation costs, $2.3 million of net non-cash charges on long-lived assets, $0.3 million of equipment moving expenses, multi-employer pension withdrawal expenses of $0.3 million, and building clean-up and other expenses of $1.4 million.

During the first quarter of 2015, as a result of our restructuring and integration activities, we incurred $4.1 million of restructuring and other charges, which included $0.7 million of employee separation costs, $2.0 million of net non-cash charges on long-lived assets, lease termination expenses of $0.3 million, multi-employer pension withdrawal expenses of $0.2 million, and building clean-up and other expenses of $0.9 million.

As of April 2, 2016, our total restructuring liability was $21.9 million, of which $4.8 million is included in other current liabilities and $17.1 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $19.1 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three months ended April 2, 2016, and March 28, 2015.

Liquidity and Capital Resources

Net Cash Used In Operating Activities of Continuing Operations. Net cash used by operating activities of continuing operations was $11.4 million in the first three months of 2016 primarily due to a use of cash of $24.2 million from working capital and pension and other postretirement plan contributions of $0.3 million. The use of cash from working capital primarily resulted from the timing of interest payments on our long-term debt and timing of payments to our vendors, partially offset by a source of cash from accounts receivables due to the timing of collections from and sales to our customers and our net income of $11.2 million adjusted for non-cash items of $1.5 million.

Net cash used in operating activities of continuing operations was $15.5 million in the first three months of 2015, primarily due to: (i) a use of cash of $20.4 million from working capital; and (ii) pension and other postretirement plan contributions of $3.1 million. The use of working capital primarily resulted from a use of cash due to interest payments and accounts payable, partially offset by a source of cash from accounts receivables due to the timing of collections from and sales to our customers. The use of cash for accounts payable resulted from the classification of $11.9 million of cash balances within accounts payable to offset outstanding checks at the same financial institution. Historically, this cash balance paid down our prime rate borrowing contracts under our ABL Facility. Given our cash generation during the first quarter of 2015 and the remaining term on LIBOR-based borrowing contracts under our ABL Facility, all prime rate contracts were paid down and we elected not to terminate a LIBOR-based contract early as of our quarter end. Had there been prime rate borrowings outstanding, we would have applied the $11.9 million of cash against those contracts, which would have been reflected as cash used in financing activities rather than operating activities. This use of cash was partially offset by our net loss of $7.7 million adjusted for non-cash items of $17.6 million.

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

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $7.2 million in the first three months of 2016, primarily comprised of capital expenditures.

Net cash used in investing activities of continuing operations was $5.2 million in the first three months of 2015 primarily resulting from capital expenditures of $5.8 million, partially offset by proceeds received from the sale of property, plant and equipment of $0.6 million.

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
Net Cash Provided By (Used In) Investing Activities of Discontinued Operations. Represents the net cash used in our Discontinued Operations related to investing activities. In the first three months of 2016, the cash provided by discontinued investing activities of $94.6 million is comprised of cash proceeds received related to the sale of Packaging Business.
In the first three months of 2015, the cash used in discontinued investing activities of $0.3 million is comprised of capital expenditures made by our Packaging Business.

Net Cash (Used In) Provided By Financing Activities. Net cash used by financing activities of continuing operations was $69.3 million in the first three months of 2016 primarily due to: (i) net repayments of $45.2 million under our ABL Facility; (ii) cash paid of $17.7 million related to the extinguishment of $34.5 million of our 7% Notes; (iii) cash paid of $4.7 million related to the extinguishment of $10.0 million of our 11.5% Notes; and (iv) various repayments on other long-term debt totaling $1.7 million.

Net cash provided by financing activities of continuing operations was $11.8 million in the first three months of 2015 primarily due to net borrowings of $30.2 million under our ABL Facility, partially offset by: (i) the extinguishment of $15.8 million of our 11.5% Notes; (ii) various repayments on other long-term debt totaling $1.4 million; and (iii) the payment of $1.2 million of financing-related costs and expenses.

Net Cash Used In Financing Activities of Discontinued Operations. Represents the net cash used in financing activities of our Discontinued Operations.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.1 billion as of April 2, 2016, a decrease of $88.6 million from January 2, 2016. The decrease was primarily due to: (i) net repayments of $45.2 million under our ABL Facility during the first three months of 2016; (ii) the extinguishment of $34.5 million of our 7% Notes; and (iii) the extinguishment of $10.0 million of our 11.5% Notes. As of April 2, 2016, approximately 91% of our debt outstanding was subject to fixed interest rates. As of May 6, 2016, we had approximately $96.4 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations, or purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Liquidity

As of April 2, 2016, our total indebtedness was approximately $1.1 billion, of which approximately $348.0 million matures over the next 15 months. All loans under our ABL Facility mature on February 13, 2017, unless certain conditions are met, in which case the maturity date is extended to April 16, 2018. The conditions have not yet been satisfied. As a result, the outstanding balance under the ABL Facility, as of April 2, 2016, has been recorded in current maturities of long-term debt in the Company's condensed consolidated balance sheet. We are exploring alternatives to our current capital structure, including alternatives with respect to our unsecured debt with 2017 maturities. Should we pursue any particular transaction or strategy, the structure naturally will depend on all circumstances, including market conditions. There can be no assurance that any transaction or strategy will ultimately be pursued or, if pursued, will be successful.

Letters of Credit

As of April 2, 2016, we had outstanding letters of credit of approximately $17.8 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	6.000% Notes	8.500% Notes	11.5% Notes	Outlook	Last Update
Moody’s	Caa2	Caa1	Caa3	Caa3	Negative	March 2016
Standard & Poor’s	CCC	B-	CCC-	CCC-	Negative	December 2015
In March 2016, Moody's Investors Services, which we refer to as Moody's, lowered our Corporate Rating and the ratings on our 6.000% senior priority secured notes due 2019, which we refer to as the 6.000% Notes and our 8.500% junior priority secured notes due 2022, which we refer to as the 8.500% Notes. Additionally, they affirmed the ratings on our 11.5% Notes. In December 2015, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, lowered our Corporate Rating and the ratings on our 6.000% Notes, 8.500% Notes and 11.5% Notes. The detail of all current ratings has been provided in the table above.
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

As of April 2, 2016, we were in compliance with all covenants under our long-term debt.

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

As of April 2, 2016, we had variable rate debt outstanding of $103.0 million. A change of 1% to the current London Interbank Offered Rate would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. Subsequent to the sale of the Packaging Business on January 19, 2016, we have minimal exposure to market risk for changes in foreign currency exchange rates. For the three months ended April 2, 2016, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have had a minimal impact to our sales and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of April 2, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 2, 2016, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended April 2, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk factors" in our Annual Report on Form 10-K for the year ended January 2, 2016, which could materially affect our business, financial condition or future results. With the exception of the following, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Our substantial level of indebtedness could materially adversely affect our financial condition, liquidity and ability to service or refinance our debt, and prevent us from fulfilling our business obligations.

We currently have, and even if we are successful in consummating the Exchange Offer and the concurrent private exchange with the Affiliated Holders we will continue to have, a substantial amount of outstanding indebtedness, which requires significant principal and interest payments. As of our year ended 2015, our total indebtedness was approximately $1.2 billion, principally comprised of $148.2 million outstanding principal amount under the ABL Facility; $540.0 million outstanding principal amount of 6.000% Notes; $248.0 million outstanding principal amount of 8.500% Notes; $199.7 million outstanding principal amount of 11.5% Notes; and $83.3 million in outstanding principal amount of 7% Notes. Prior to giving effect to the Exchange Offer and the concurrent private exchange with the Affiliated Holders, as of April 2, 2016, we had approximately $238.4 million of indebtedness (excluding indebtedness under our ABL Facility and other debt) that matures on or prior to May 15, 2017. Assuming 100% of the 11.5% Notes not held by Affiliated Holders are tendered in this Exchange Offer prior to the expiration date of the Exchange Offer and are accepted for exchange in the Exchange Offer and assuming the concurrent private exchange with the Affiliated Holders is consummated, we will continue to have $48.7 million of indebtedness (excluding indebtedness under our ABL Facility and other debt) that matures on or prior to May 15, 2017. Although we are required to purchase $37.5 million of our 7% Notes (in exchange for: (a) payment in cash in an amount equal to (i) the aggregate principal amount of such 7% Notes multiplied by 0.6 plus, (ii) an amount of interest on the amount payable pursuant to the immediately preceding clause (i) at an annual interest rate of 7% per annum, such interest shall begin to accrue on the date of the Allianz 7% Note Purchase Agreement and shall continue to accrue until (and including) the closing of the purchase and be computed based on a year of 360 days; (b) payment in cash of interest that shall have accrued in respect of such 7% Notes in accordance with the indenture relating to such 7% Notes but remains unpaid at the closing of the purchase; and (c) delivery to Allianz of Warrants to purchase 3.3% of the outstanding shares of the Common Stock as of the settlement date of the Exchange Offer), no later than January 31, 2017, there can be no assurance that we will have sufficient funds available to fund such purchase on such date. In addition to the forgoing, our ABL Facility is currently scheduled to mature on February 13, 2017 unless prior to January 14, 2017, we have purchased, redeemed, defeased or otherwise refinanced the 11.5% Notes, such that no more than $10.0 million of such 11.5% Notes remain outstanding and, upon the maturity of our ABL Facility, all indebtedness outstanding thereunder would be due. As of April 2, 2016, there was $103.0 million (excluding $17.8 million of undrawn letters of credit) outstanding under our ABL Facility. There can be no assurances that we may successfully achieve any such purchase, redemption, defeasance or other refinancing or extension of maturity on terms acceptable to the Company, if at all.
We are subject to the risks normally associated with near-maturity substantial indebtedness, including the risk that our cash flow generation will be insufficient to meet our debt obligations or to fund our other liquidity needs, and the risk that we may be unable to restructure or refinance all, or a portion of, our debt to avoid defaulting on our debt obligations or to meet other business needs. In addition, a refinancing of our existing indebtedness could result in higher interest rates, could require us to comply with more onerous covenants further restricting our business operations, or could be restricted by another one of our outstanding debt instruments. Our substantial level of indebtedness and the maturities thereof could also materially adversely affect our future operations, by, for example:

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
It is possible that our cash flows from operations alone may be insufficient to allow us to pay in full the principal amount of our existing indebtedness as it matures absent any further restructuring or refinancing of our debt. Consequently, we likely will be required to restructure or refinance our indebtedness, seek to sell assets or operations, or seek additional financing from third parties, which may not be available on satisfactory terms. We may be unable to take any of these actions due to a variety of general economic, financial, competitive, commercial or other market factors beyond our control or constraints in our debt instruments, including, but not limited to, market conditions being unfavorable for a debt issuance, additional financing not being available from third parties or that the transactions may not be permitted under the terms of our various debt instruments then in effect, such as due to restrictions on the incurrence of additional debt, creation of liens and/or dispositions of assets. Such actions may not enable us to maintain compliance under our debt instruments if the actions do not result in sufficient savings or generate a sufficient amount of additional capital, as the case may be.
Additionally, the future state of the credit markets, including any volatility and/or tightening of the credit markets and reduction in credit availability, could adversely impact our ability to restructure, refinance or replace our outstanding indebtedness at or prior to their respective maturity dates, which would have a material adverse effect on our business, financial condition and/or results of operations.

It is possible that the terms of any future restructuring or refinancing of our indebtedness could have a material adverse effect on the value of the New Notes and the Warrants. Additionally, if we are unable to pay our debts as they become due, we could be forced to commence bankruptcy proceedings which could have a material adverse effect on the value of the New Notes and the Warrants.

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

Item 6. Exhibits
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

10.1
Support Agreement, dated May 10, 2016, by and among Cenveo, Inc., Cenveo Corporation and Allianz Global Investors U.S. LLC--incorporated by reference to Exhibit 99.2 to registrant's current report on Form 8-K filed May 11, 2016.

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
_________________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on May 12, 2016.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)