Form 10-Q
period 2016-07-02
CENVEO, INC
filed 2016-08-04
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 3, 2016, the registrant had 8,551,968 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended July 2, 2016

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	July 2, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,963	$7,785
Accounts receivable, net	212,594	254,042
Inventories, net	111,657	121,615
Prepaid and other current assets	36,808	44,620
Assets of discontinued operations - current	—	48,566
Total current assets	366,022	476,628

Property, plant and equipment, net	208,400	210,578
Goodwill	175,252	175,338
Other intangible assets, net	127,523	130,450
Other assets, net	23,557	24,070
Assets of discontinued operations - long-term	—	62,851
Total assets	$900,754	$1,079,915
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$77,630	$5,373
Accounts payable	156,766	200,120
Accrued compensation and related liabilities	24,739	31,961
Other current liabilities	66,596	86,703
Liabilities of discontinued operations - current	359	22,268
Total current liabilities	326,090	346,425

Long-term debt	967,002	1,203,250
Other liabilities	203,332	198,926
Liabilities of discontinued operations - long-term	—	1,153
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	86	85
Paid-in capital	381,104	372,240
Retained deficit	(877,475)	(936,234)
Accumulated other comprehensive loss	(99,385)	(105,930)
Total shareholders’ deficit	(595,670)	(669,839)
Total liabilities and shareholders’ deficit	$900,754	$1,079,915

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$404,041	$413,359	$836,802	$843,036
Cost of sales	335,478	343,812	697,389	702,595
Selling, general and administrative expenses	44,734	44,008	91,973	91,165
Amortization of intangible assets	1,379	1,907	2,986	3,775
Restructuring and other charges	880	1,977	5,870	6,046
Operating income	21,570	21,655	38,584	39,455
Interest expense, net	21,512	25,247	45,607	50,906
(Gain) loss on early extinguishment of debt, net	(51,273)	126	(72,886)	559
Other (income) expense, net	(1,644)	391	(1,090)	559
Income (loss) from continuing operations before income taxes	52,975	(4,109)	66,953	(12,569)
Income tax expense (benefit)	2,115	(754)	3,073	(1,035)
Income (loss) from continuing operations	50,860	(3,355)	63,880	(11,534)
(Loss) income from discontinued operations, net of taxes	(3,304)	950	(5,121)	1,450
Net income (loss)	47,556	(2,405)	58,759	(10,084)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	2,480	1,342	4,960	2,684
Currency translation adjustment, net	(157)	91	1,585	(1,239)
Total other comprehensive income	2,323	1,433	6,545	1,445
Comprehensive income (loss)	$49,879	$(972)	$65,304	$(8,639)

Income (loss) per share – basic:
Continuing operations	$5.97	$(0.39)	$7.51	$(1.36)
Discontinued operations	(0.39)	0.11	(0.60)	0.17
Net income (loss)	$5.58	$(0.28)	$6.91	$(1.19)

Income (loss) per share – diluted:
Continuing operations	$5.15	$(0.39)	$6.43	$(1.36)
Discontinued operations	(0.33)	0.11	(0.51)	0.17
Net income (loss)	$4.82	$(0.28)	$5.92	$(1.19)

Weighted average shares outstanding:
Basic	8,517	8,479	8,501	8,474
Diluted	9,977	8,479	10,143	8,474

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Six Months Ended
	July 2, 2016	June 27, 2015
Cash flows from operating activities:
Net income (loss)	$58,759	$(10,084)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of discontinued operations, net of taxes	2,645	—
Loss (income) from discontinued operations, net of taxes	2,476	(1,450)
Depreciation and amortization, excluding non-cash interest expense	23,856	23,998
Non-cash interest expense, net	4,753	4,990
Deferred income taxes	712	(1,419)
Gain on sale of assets	(1,924)	(299)
Non-cash restructuring and other charges, net	4,663	2,800
(Gain) loss on early extinguishment of debt, net	(72,886)	559
Stock-based compensation provision	1,008	444
Other non-cash charges	1,724	2,171
Changes in operating assets and liabilities:
Accounts receivable	40,958	21,328
Inventories	8,689	(3,880)
Accounts payable and accrued compensation and related liabilities	(51,500)	(32,829)
Other working capital changes	(16,498)	(8,238)
Other, net	(1,787)	(6,408)
Net cash provided by (used in) operating activities of continuing operations	5,648	(8,317)
Net cash (used in) provided by operating activities of discontinued operations	(7,525)	6,688
Net cash used in operating activities	(1,877)	(1,629)
Cash flows from investing activities:
Capital expenditures	(17,561)	(12,742)
Proceeds from sale of property, plant and equipment	7,993	1,429
Proceeds from sale of assets	2,000	—
Net cash used in investing activities of continuing operations	(7,568)	(11,313)
Net cash provided by (used in) investing activities of discontinued operations	92,906	(961)
Net cash provided by (used in) investing activities	85,338	(12,274)
Cash flows from financing activities:
Proceeds from issuance of 4% secured notes due 2021	50,000	—
Payment of financing-related costs and expenses and debt issuance discounts	(8,680)	(1,210)
Repayments of other long-term debt	(3,102)	(2,349)
Repayment of 11.5% senior notes due 2017	(4,725)	(22,720)
Repayment of 7% senior exchangeable notes	(27,580)	—
Purchase and retirement of common stock upon vesting of RSUs	(341)	(218)
Proceeds from exercise of stock options	—	2
Borrowings under ABL Facility due 2021	247,100	265,900
Repayments under ABL Facility due 2021	(339,400)	(227,000)
Net cash (used in) provided by financing activities of continuing operations	(86,728)	12,405
Net cash used in financing activities of discontinued operations	(8)	(233)
Net cash (used in) provided by financing activities	(86,736)	12,172
Effect of exchange rate changes on cash and cash equivalents	453	(665)
Net decrease in cash and cash equivalents	(2,822)	(2,396)
Cash and cash equivalents at beginning of period	7,785	14,593
Cash and cash equivalents at end of period	4,963	12,197
Less cash and cash equivalents of discontinued operations	—	(2,399)
Cash and cash equivalents of continuing operations at end of period	$4,963	$9,798

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Rule 10-01 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of July 2, 2016, and the results of operations for the three and six months ended July 2, 2016, and June 27, 2015, and cash flows for the six months ended July 2, 2016, and June 27, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six months ended July 2, 2016, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The January 2, 2016 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC. The reporting periods for the three and six months ended July 2, 2016, and June 27, 2015, each consisted of 13 and 26 weeks, respectively.

As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform, during the first quarter of 2016 the Company completed the sale of its folded carton and shrink sleeve packaging businesses, along with its one top-sheet lithographic print operation (collectively, the "Packaging Business"). See Note 3 for information regarding the completion of the sale of the Packaging Business. As a result, the financial results of the Packaging Business have been accounted for as discontinued operations. The Company's historical condensed consolidated financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented.

Subsequent Event

On July 8, 2016, the Company announced a reverse split of its common stock, par value $0.01 per share (the “Common Stock”), at a ratio of 1-for-8, effective July 13, 2016 (the "Reverse Stock Split"). The Common Stock began trading on a split-adjusted basis on July 14, 2016. The Reverse Stock Split was approved by the Company’s stockholders at the annual meeting of the stockholders held on May 26, 2016. As a result of the Reverse Stock Split, each eight pre-split shares of Common Stock outstanding were automatically combined into one new share of Common Stock without any action on the part of the respective holders, and the number of outstanding common shares on the date of the split was reduced from approximately 68.5 million shares to approximately 8.5 million shares. The Reverse Stock Split also applied to Common Stock issuable upon the exchange of the Company’s outstanding 7% senior exchangeable notes due 2017 (the “7% Notes”) and upon the exercise of the Company’s outstanding warrants and the Company's outstanding stock options, restricted share units ("RSUs"), and performance share units ("PSUs"), (collectively, the "Equity Awards"). In addition, the authorized Common Stock was initially increased from 100 million to 120 million shares and then adjusted in the Reverse Stock Split from 120 million to 15 million shares. The Company's historical condensed consolidated financial statements have been retroactively adjusted to give recognition to the Reverse Stock Split for all periods presented.

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company expects that the future adoption of ASU 2014-09 will not have a material impact on its consolidated financial statements.
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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, are included in selling, general and administrative expenses in the Company’s statements of operations were zero for both the three and six months ended July 2, 2016, and were less than $0.1 million and $0.3 million for the three and six months ended June 27, 2015, respectively.

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

The results of operations and cash flows are included in the Company’s statements of operations and cash flows from August 7, 2015. Pro forma results for the three and six months ended June 27, 2015, assuming the acquisition had been made on December 29, 2013, are not presented, as the effect would not be material.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Discontinued Operations

On January 19, 2016, the Company completed the sale of the Packaging Business. The Company received total cash proceeds of approximately $86.6 million, net of transaction costs of approximately $6.3 million. This resulted in the recognition of a total loss of $6.3 million, of which losses of $3.3 million and $1.3 million were recorded during the three and six months ended July 2, 2016, respectively. In the fourth quarter of 2015, the Company recorded a non-cash loss on sale of $5.0 million. The loss was based on the executed purchase agreement and the net assets of the Packaging Business. During the fourth quarter of 2015, the Company recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction. In addition to the proceeds, $5.0 million of purchase price consideration has been held in escrow (the "Holdback Amount") and will be paid to the Company subject to the satisfaction of certain conditions. Any amount received from the Holdback Amount will be recognized as income when received.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of July 2, 2016, and January 2, 2016 (in thousands):

	July 2, 2016	January 2, 2016
Accounts receivable, net	$—	$23,244
Inventories	—	18,603
Other current assets	—	6,719
Assets of discontinued operations - current	—	48,566
Property, plant and equipment, net	—	48,244
Goodwill and other long-term assets	—	14,607
Assets of discontinued operations - long-term	—	62,851
Accounts payable	—	17,917
Other current liabilities	359	4,351
Liabilities of discontinued operations - current	359	22,268
Long-term debt and other liabilities	—	1,153
Liabilities of discontinued operations - long-term	—	1,153
Net (liabilities) assets of discontinued operations	$(359)	$87,996

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales	$—	$47,498	$6,637	$92,926
Cost of sales	—	40,290	6,625	79,431
Selling, general and administrative expenses	—	5,030	2,242	10,134
Amortization of intangible assets	—	539	—	1,078
Restructuring and other charges	—	63	1	348
Interest expense, net	—	31	7	64
Other (income) expense, net	—	(44)	238	(429)
Income (loss) from discontinued operations before income taxes	—	1,589	(2,476)	2,300
Loss on sale of discontinued operations before income taxes	(3,304)	—	(1,273)	—
(Loss) income from discontinued operations before income taxes	(3,304)	1,589	(3,749)	2,300
Income tax expense	—	639	1,372	850
(Loss) income from discontinued operations, net of taxes	$(3,304)	$950	$(5,121)	$1,450
(Loss) income per share - basic	$(0.39)	$0.11	$(0.60)	$0.17
(Loss) income per share - diluted	$(0.33)	$0.11	$(0.51)	$0.17

4. Inventories

Inventories by major category are as follows (in thousands):

	July 2, 2016	January 2, 2016
Raw materials	$31,482	$40,938
Work in process	13,821	14,696
Finished goods	66,354	65,981
	$111,657	$121,615

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	July 2, 2016	January 2, 2016
Land and land improvements	$9,209	$9,194
Buildings and building improvements	82,065	82,206
Machinery and equipment	527,632	525,914
Furniture and fixtures	8,894	8,696
Construction in progress	14,981	10,181
	642,781	636,191
Accumulated depreciation	(434,381)	(425,613)
	$208,400	$210,578

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sale-Leaseback Transaction

On June 30, 2016, the Company sold the real estate used by one manufacturing facility related to its envelope segment for net proceeds of $7.9 million and entered into a five year operating lease for the same facility, with an option to renew for two additional five year periods. In connection with the sale, the Company has maintained continuing involvement in one capital improvement project, which under ASC 840 “Leases,” requires the gain on the sale to be deferred until the project is completed, which completion is expected by the end of 2016. At that time, the Company will record a gain of approximately $2.0 million and a deferred gain of approximately $2.8 million. The final amounts of the gain and deferred gain are dependent on the timing of the completion of the project.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of July 2, 2016, by reportable segment are as follows (in thousands):

	Envelope	Print	Label	Total
Balance as of January 2, 2016	$23,433	$42,628	$109,277	$175,338
Foreign currency translation	—	(86)	—	(86)
Balance as of July 2, 2016	$23,433	$42,542	$109,277	$175,252

Other intangible assets are as follows (in thousands):

		July 2, 2016				January 2, 2016
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	7	$114,307	$(27,234)	$(57,719)	$29,354	$114,345	$(27,234)	$(55,209)	$31,902
Trademarks and trade names	22	64,535	(46,493)	(8,892)	9,150	64,540	(46,493)	(8,649)	9,398
Leasehold interest	17	4,430	—	(630)	3,800	4,430	—	(516)	3,914
Patents	10	3,528	—	(3,209)	319	3,528	—	(3,192)	336
Subtotal	11	186,800	(73,727)	(70,450)	42,623	186,843	(73,727)	(67,566)	45,550

Intangible assets with indefinite lives:
Trade names		84,900	—	—	84,900	84,900	—	—	84,900
Total		$271,700	$(73,727)	$(70,450)	$127,523	$271,743	$(73,727)	$(67,566)	$130,450

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2016	$2,715
2017	5,270
2018	5,003
2019	4,885
2020	4,885
2021	4,731
Thereafter	15,134
Total	$42,623

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and six months ended July 2, 2016, and June 27, 2015.

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	July 2, 2016	January 2, 2016
ABL Facility due 2021 (1)	$55,900	$148,200
4.0% secured notes due 2021 ($50 million and $0 outstanding principal amount as of July 2, 2016, and January 2, 2016, respectively)	49,877	—
8.500% junior priority secured notes due 2022 ($248.0 million outstanding principal amount as of July 2, 2016, and January 2, 2016)	241,043	240,533
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of July 2, 2016, and January 2, 2016)	528,342	526,533
6.000% senior unsecured notes due 2024 ($104.5 million and $0 outstanding principal amount as of July 2, 2016, and January 2, 2016, respectively)	84,709	—
11.5% senior notes due 2017 ($40.5 million and $199.7 million outstanding principal amount as of July 2, 2016, and January 2, 2016, respectively)	39,970	195,846
7% senior exchangeable notes due 2017 ($32.2 million and $83.3 million outstanding principal amount as of July 2, 2016, and January 2, 2016, respectively)	31,973	82,430
Other debt including capital leases	12,818	15,081
	1,044,632	1,208,623
Less current maturities	(77,630)	(5,373)
Long-term debt	$967,002	$1,203,250
 __________________________

(1) The weighted average interest rate outstanding for the ABL Facility was 3.5% and 2.8% as of July 2, 2016, and January 2, 2016, respectively.

The estimated fair value of the Company’s outstanding indebtedness was approximately $885.4 million and $895.7 million as of July 2, 2016, and January 2, 2016, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for each debt instrument.

As of July 2, 2016, the Company was in compliance with all covenants under its long-term debt.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Exchange Offer

On June 10, 2016, the Company's wholly-owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”) closed its exchange offer (the “Exchange Offer”) whereby $149.3 million, or approximately 80%, of its outstanding 11.5% senior notes due 2017 (the “11.5% Notes“) were exchanged for $104.5 million of newly issued 6.000% senior unsecured notes due 2024 (the “6.000% Unsecured Notes”) and warrants (the “Warrants”) to purchase shares of Common Stock, representing in the aggregate 16.6% of the outstanding Common Stock as of June 10, 2016. Subsequent to the Exchange Offer, $40.5 million of 11.5% Notes remained outstanding as of July 2, 2016. Included in the total amount exchanged is $4.2 million of 11.5% Notes owned by affiliated noteholders, whose notes were exchanged for 6.000% Unsecured Notes and Warrants pursuant to a simultaneous and separately negotiated securities exchange agreement. In connection with the Exchange Offer, the Company capitalized debt issuance costs of $7.4 million, all of which will be amortized over the life of the 6.000% Unsecured Notes, and of which $7.3 million is unamortized at July 2, 2016.

For accounting purposes, the Exchange Offer was treated as an extinguishment of the 11.5% Notes and the issuance of the new 6.000% Unsecured Notes. Upon extinguishment, the net carrying amount of the 11.5% Notes was written off and the 6.000% Unsecured Notes were recorded at fair value based on market comparable transactions at the time of the Exchange Offer. The fair value of the 6.000% Unsecured Notes was based on market value pricing, using observable market-based data for similar issuances (Level 2). The Company estimates the fair value of the 6.000% Unsecured Notes on the date of issuance was $92.0 million. The discount of $12.5 million was recorded as an offset to the gain on early extinguishment of debt, net, and will be amortized over the life of the 6.000% Unsecured Notes using the effective interest method.

The 6.000% Unsecured Notes were issued pursuant to an Indenture, dated as of June 10, 2016 (the “Indenture”), among the Company, Subsidiary Issuer, the other guarantors party thereto and The Bank of New York Mellon (“BNY Mellon”), as trustee. The 6.000% Unsecured Notes will mature on May 15, 2024. Interest on the 6.000% Unsecured Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2016. The 6.000% Unsecured Notes and the related guarantees are the Subsidiary Issuer's and the guarantors’ senior unsecured obligations. The 6.000% Unsecured Notes are fully and unconditionally guaranteed on a senior basis by the Company and by certain of its existing and future U.S. subsidiaries (other than the Subsidiary Issuer) and, under certain circumstances, certain of its future Canadian subsidiaries. As such, the 6.000% Unsecured Notes rank pari passu with the Subsidiary Issuer's and the guarantors’ existing and future senior indebtedness, senior to the Subsidiary Issuer's and the guarantors’ future indebtedness that is expressly subordinated to the 6.000% Unsecured Notes, effectively junior to the Subsidiary Issuer's and the guarantors’ existing and future indebtedness that is secured by liens to the extent of the value of the collateral securing such indebtedness and structurally subordinated to all of the existing and future liabilities, including trade payables, of the Company’s subsidiaries that do not guarantee the 6.000% Unsecured Notes. The Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the other subsidiaries of Company to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to shareholders; purchase or prepay subordinated indebtedness; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of assets; and engage in transactions with affiliates. The Indenture also contains certain customary affirmative covenants and events of default.

The Warrants were issued pursuant to a Warrant Agreement, dated as of June 10, 2016 (the “Warrant Agreement”), between the Company and Computershare Trust Company, N.A., as warrant agent. Each Warrant is currently exercisable for 0.125 shares of Common Stock at $12.00 per share as adjusted as a result of the Company’s recent Reverse Stock Split, subject to mandatory cashless exercise provisions. The number of shares for which a Warrant may be exercised and the exercise price are subject to adjustment in certain events. The Warrants will be exercisable at any time prior to their expiration on June 10, 2024. The Company used the Black-Scholes-Merton option-pricing model, which resulted in a fair value of $6.3 million for the Warrants. The Company recorded the fair value in paid-in capital in the Company's consolidated balance sheet.

In connection with the issuance of the Warrants, the Company and Allianz Global Investors U.S. LLC (“Allianz”) entered into a Warrant Registration Rights Agreement, dated as of June 10, 2016 (the “Registration Rights Agreement”), pursuant to which the Company has agreed to file a shelf registration statement covering the resale of the Warrants and the shares of Common Stock to be issued upon exercise of the Warrants. Under the Registration Rights Agreement, the Company is obligated to cause to be filed such shelf registration agreement on or prior to November 21, 2016 and to use its commercially reasonable efforts to have such registration statement declared effective within 60 days after the initial date of filing thereof, and to keep such shelf registration statement effective until the earlier of (i) the fifth anniversary of the effective date of the shelf registration statement and (ii) the date all transfer restricted securities covered by the shelf registration statement have been sold as contemplated in the shelf registration statement. If the Company fails to satisfy its obligations under the Registration Rights Agreement, it will be required to pay liquidated damages to the holders of the Warrants under certain circumstances.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ABL Amendment

Concurrent with the Exchange Offer, the Company and Subsidiary Issuer entered into Amendment No. 4, dated as of June 10, 2016 (the “ABL Amendment No. 4”), to the Subsidiary Issuer's asset-based revolving credit facility (the “ABL Facility”), which, among other things, extends the term of the ABL Facility through 2021 and reduces the commitments thereunder by $50 million to $190 million. The ABL Facility now matures in June 2021, with a springing maturity of May 2019 ahead of the Subsidiary Issuer's existing 6.000% senior priority secured notes due 2019 (the “6.000% Secured Notes”) in the event that more than $10.0 million of the 6.000% Secured Notes remain outstanding at such time. In connection with this amendment, the Company capitalized debt issuance costs of $2.3 million.

Indenture and Note Purchase Agreement

Concurrent with the Exchange Offer, the Company and Subsidiary Issuer also entered into a secured Indenture and Note Purchase Agreement, dated as of June 10, 2016 (the “Indenture and Note Purchase Agreement”), with certain affiliates of or funds managed by Allianz (collectively, the “Purchasers”), pursuant to which Subsidiary Issuer issued 4% secured notes to the Purchasers in an aggregate principal amount of $50.0 million (the “4% Secured Notes”) at par, the proceeds of which were applied to reduce the outstanding principal amount under the ABL Facility. The 4% Secured Notes mature in December 2021, with a springing maturity of May 2019 ahead of the 6.000% Secured Notes. The 4% Secured Notes bear interest at 4% per annum, payable quarterly in arrears on the last day of March, June, September and December in each year, commencing September 30, 2016, and are secured by the same collateral that secures the ABL Facility, the 6.000% Secured Notes and the Subsidiary Issuer's existing 8.500% junior priority secured notes due 2022 (the “8.500% Notes”). With respect to the ABL Facility, the 4% Secured Notes rank junior with respect to all collateral up to a certain maximum principal amount of the ABL Facility. With respect to the 6.000% Secured Notes, the 4% Secured Notes rank junior with respect to notes priority collateral and senior with respect to ABL Facility priority collateral. With respect to the 8.500% Notes, the 4% Secured Notes rank senior with respect to all collateral. Such ranking of the 4% Secured Notes with respect to the 6.000% Secured Notes and the 8.500% Notes is the same ranking that the ABL Facility has with such notes. The Indenture and Note Purchase Agreement contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Subsidiary Issuer and the other subsidiaries of the Company to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to shareholders; purchase or prepay certain specified indebtedness; dispose of assets; make investments; grant liens on assets; merge or consolidate or transfer certain assets; and engage in transactions with affiliates. The Indenture and Note Purchase Agreement also contains certain customary affirmative covenants. In connection with the issuance of the 4% Secured Notes, the Company capitalized debt issuance costs of $0.1 million.

7% Note Purchase Agreement

In addition, on July 18, 2016, the Company, Subsidiary Issuer and Allianz completed the last transactions contemplated by the Support Agreement, dated as of May 10, 2016, among the Company, Subsidiary Issuer and Allianz, pursuant to which Allianz agreed to, among other things, tender and sell to Subsidiary Issuer all of its 7% Notes owned by Allianz in the aggregate principal amount of $37.5 million in exchange for: (a) payment in cash in an amount equal to (i) the aggregate principal amount of such 7% Notes multiplied by 0.6 plus (ii) an amount of interest on the amount payable pursuant to the immediately preceding clause (i) at an annual interest rate of 7% per annum, such interest accruing from June 10, 2016 until (and including) the closings of the purchases and computed based on a year of 360 days; (b) payment in cash of interest that shall have accrued in respect of such 7% Notes in accordance with the indenture relating to such 7% Notes but remained unpaid at the closings of the purchases; and (c) delivery to Allianz of Warrants to purchase Common Stock, representing in the aggregate 3.3% of the outstanding Common Stock as of June 10, 2016.

In connection with such agreement, during the second quarter of 2016, the Subsidiary Issuer repurchased an aggregate of $16.5 million of its 7% Notes for $10.1 million and issued an aggregate of 984,342 Warrants. Additionally, during the third quarter of 2016, the Subsidiary Issuer repurchased an aggregate of $21.0 million of its 7% Notes for $13.0 million, and will recognize a gain on early extinguishment of debt of $7.4 million during the third quarter of 2016, and issued an aggregate of 1,255,485 Warrants.

Extinguishments

In the second quarter of 2016, the Company recorded a gain on early extinguishment of debt of $46.1 million related to the Exchange Offer, of which $49.6 million related to a discount on the difference of the net carrying value of the extinguished 11.5% Notes and the fair value of the new 6.000% Unsecured Notes, partially offset by a write-off of unamortized debt issuance

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

costs of $0.8 million, a write-off of original issuance discount of $1.2 million and $1.5 million of transaction fees and expenses. Additionally, $1.2 million of gain on early extinguishment of debt related to the $4.2 million exchange by affiliated noteholders was recorded as a component of paid-in capital, all of which related to a discount on the Exchange Offer.

During the second quarter of 2016, the Company recorded a gain on early extinguishment of debt of $5.4 million related to the repurchase of $16.5 million of its 7% Notes, of which $6.0 million related to a discount on the purchase price, partially offset by $0.5 million in fees paid to lenders, and a write off of unamortized debt issuance costs of $0.1 million. Additionally, during the second quarter of 2016, in connection with ABL Amendment No. 4, the Company recorded a loss on early extinguishment of debt of $0.2 million related to the write off of unamortized debt issuance costs.

In the first quarter of 2016, the Company recorded a gain on early extinguishment of debt of $16.5 million related to the repurchase of $51.0 million of its 7% Notes, of which $16.8 million related to a discount on the purchase price, partially offset by a write-off of unamortized debt issuance costs of $0.3 million. Additionally, the Company recorded a gain on early extinguishment of debt of $5.1 million related to the repurchase of $10.0 million of its 11.5% Notes, of which $5.3 million related to a discount on the purchase, partially offset by a write-off of unamortized debt issuance costs of $0.1 million and a write-off of original issuance discount of $0.1 million.

In the second quarter of 2015, the Company recorded a loss on early extinguishment of debt of $0.1 million related to the repurchase of $6.8 million of its 11.5% Notes.

In the first quarter of 2015, the Company recorded a loss on early extinguishment of debt of $0.4 million related to the repurchase of $15.8 million of its 11.5% Notes, of which $0.2 million related to the write-off of unamortized debt issuance costs, and $0.2 million related to the write-off of original issuance discount.

The Company recognized a total gain on early extinguishment of debt of $51.3 million and $72.9 million during the three and six months ended July 2, 2016, respectively, and a total loss on early extinguishment of debt of $0.1 million and $0.6 million during the three and six months ended June 27, 2015, respectively.

8. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material effect on the Company’s financial statements. In the second quarter of 2016, the Company reached confidential agreements to settle controversies and disputes in connection with certain product warranty litigations. Total expense related to the litigation and associated accruals, recognized in selling, general and administrative expenses in the condensed consolidated statement of operations was $1.5 million in the three months ended July 2, 2016.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of July 2, 2016. On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of January 2, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, and accounts payable are reasonable estimates of their fair values as of July 2, 2016, and January 2, 2016, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Service cost	$—	$—	$—	$1
Interest cost	3,545	3,524	7,090	7,048
Expected return on plan assets	(4,775)	(5,226)	(9,550)	(10,452)
Net amortization and deferral	1	—	2	—
Recognized net actuarial loss	2,480	2,156	4,960	4,312
Net periodic expense	$1,251	$454	$2,502	$909

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended July 2, 2016 and June 27, 2015, and $0.3 million and $0.4 million for the six months ended July 2, 2016, and June 27, 2015, respectively.

For the six months ended July 2, 2016, the Company made total contributions of $0.6 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $1.5 million to its pension, SERP and OPEB plans for the remainder of 2016.

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.4 million and $0.3 million for the three months ended July 2, 2016, and June 27, 2015, respectively, and $1.0 million and $0.4 million for the six months ended July 2, 2016 and June 27, 2015, respectively.

As of July 2, 2016, there was approximately $1.6 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.6 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options
A summary of the Company’s outstanding stock options as of and for the six months ended July 2, 2016, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 2, 2016	190,250	$34.56	3.0	$—
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(48,250)	53.55
Outstanding at July 2, 2016	142,000	$28.11	3.2	$—
Exercisable at July 2, 2016	79,063	$35.49	2.0	$—
RSUs
A summary of the Company’s non-vested RSUs as of and for the six months ended July 2, 2016, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at January 2, 2016	105,087	$18.43
Granted	—	—
Vested	(41,274)	18.29
Forfeited	—	—
Unvested at July 2, 2016	63,813	$18.52

The total fair value of RSUs which vested during the three and six months ended July 2, 2016, was $0.3 million.
On July 28, 2016, a total of 20,961 RSUs, which vest one year from the date of issuance, were issued to the independent members of the Company's Board of Directors. The fair value of these awards was determined based on the Company's stock price on the dates of issuance.

PSUs

A summary of the Company's non-vested PSUs as of and for the six months ended July 2, 2016 is as follows:

	PSUs	Weighted Average Grant Date Fair Value
Unvested at January 2, 2016	70,625	$19.04
Granted	—	—
Vested	(70,625)	19.04
Forfeited	—	—
Unvested at July 2, 2016	—	$—

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

2016 Activity

Restructuring and other charges for the three months ended July 2, 2016 were as follows (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$32	$—	$—	$—	$—	$—	$32
2015 Plan	6	—	—	—	—	—	6
Residual Plans	—	—	—	—	7	—	7
Acquisition Integration Plans	—	146	—	—	—	—	146
Total Envelope	38	146	—	—	7	—	191
Print
2016 Plan	11	—	—	—	—	—	11
2015 Plan	(1)	—	—	—	—	87	86
Residual Plans	—	—	—	73	290	29	392
Acquisition Integration Plans	—	—	—	45	—	—	45
Total Print	10	—	—	118	290	116	534
Label
2016 Plan	5	—	—	—	—	1	6
2015 Plan	40	—	—	—	—	(105)	(65)
Total Label	45	—	—	—	—	(104)	(59)
Corporate
2016 Plan	207	—	—	—	—	—	207
Residual Plans	—	—	—	—	—	7	7
Total Corporate	207	—	—	—	—	7	214
Total Restructuring and Other Charges	$300	$146	$—	$118	$297	$19	$880

Restructuring and other charges for the six months ended July 2, 2016 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$97	$—	$—	$—	$—	$—	$97
2015 Plan	13	—	—	—	—	—	13
Residual Plans	—	—	—	—	54	2	56
Acquisition Integration Plans	—	146	276	—	—	118	540
Total Envelope	110	146	276	—	54	120	706
Print
2016 Plan	15	—	—	—	—	—	15
2015 Plan	(3)	—	—	—	—	121	118
Residual Plans	1	—	—	113	512	38	664
Acquisition Integration Plans	—	—	—	45	—	—	45
Total Print	13	—	—	158	512	159	842
Label
2016 Plan	33	—	—	—	—	1	34
2015 Plan	603	—	—	—	—	1,159	1,762
Asset Impairments	—	2,300	—	—	—	—	2,300
Total Label	636	2,300	—	—	—	1,160	4,096
Corporate
2016 Plan	207	—	—	—	—	3	210
Residual Plans	—	—	—	—	—	16	16
Total Corporate	207	—	—	—	—	19	226
Total Restructuring and Other Charges	$966	$2,446	$276	$158	$566	$1,458	$5,870

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015 Activity

Restructuring and other charges for the three months ended June 27, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$86	$—	$—	$—	$—	$—	$86
Residual Plans	—	—	—	—	42	17	59
Acquisition Integration Plans	6	—	20	11	—	163	200
Total Envelope	92	—	20	11	42	180	345
Print
2015 Plan	152	—	—	—	—	—	152
Residual Plans	(9)	65	22	33	156	411	678
Total Print	143	65	22	33	156	411	830
Label
2015 Plan	26	—	17	—	—	28	71
Residual Plans	(11)	—	—	—	—	—	(11)
Total Label	15	—	17	—	—	28	60
Corporate
2015 Plan	718	—	—	—	—	24	742
Total Corporate	718	—	—	—	—	24	742
Total Restructuring and Other Charges	$968	$65	$59	$44	$198	$643	$1,977

Restructuring and other charges for the six months ended June 27, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$86	$—	$—	$—	$—	$—	$86
Residual Plans	270	—	—	(22)	82	57	387
Acquisition Integration Plans	45	1,895	28	286	—	410	2,664
Total Envelope	401	1,895	28	264	82	467	3,137
Print
2015 Plan	212	—	—	—	—	—	212
Residual Plans	62	181	35	91	288	998	1,655
Total Print	274	181	35	91	288	998	1,867
Label
2015 Plan	26	—	17	—	—	28	71
Residual Plans	127	—	—	—	—	—	127
Total Label	153	—	17	—	—	28	198
Corporate
2015 Plan	806	—	—	—	—	24	830
Residual Plans	—	—	—	—	—	14	14
Total Corporate	806	—	—	—	—	38	844
Total Restructuring and Other Charges	$1,634	$2,076	$80	$355	$370	$1,531	$6,046

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2016 Plan
Balance as of January 2, 2016	$—	$—	$—	$—	$—
Accruals, net	352	—	—	4	356
Payments	(261)	—	—	(4)	(265)
Balance as of July 2, 2016	$91	$—	$—	$—	$91

2015 Plan
Balance as of January 2, 2016	$276	$—	$—	$—	$276
Accruals, net	613	—	—	1,280	1,893
Payments	(319)	—	—	(291)	(610)
Balance as of July 2, 2016	$570	$—	$—	$989	$1,559

Residual Plans
Balance as of January 2, 2016	$3	$411	$19,842	$—	$20,256
Accruals, net	1	113	566	56	736
Payments	(4)	(524)	(1,899)	(56)	(2,483)
Balance as of July 2, 2016	$—	$—	$18,509	$—	$18,509

Acquisition Integration Plans
Balance as of January 2, 2016	$—	$392	$—	$—	$392
Accruals, net	—	45	—	394	439
Payments	—	(437)	—	(394)	(831)
Balance as of July 2, 2016	$—	$—	$—	$—	$—

Total Restructuring Liability	$661	$—	$18,509	$989	$20,159

As of July 2, 2016, the total restructuring liability was $20.2 million, of which $4.0 million is included in other current liabilities and $16.2 million is included in other liabilities in the Company's consolidated balance sheet.

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of January 2, 2016	$(7,200)	$(98,730)	$(105,930)
Other comprehensive loss before reclassifications	(360)	—	(360)
Amounts reclassified from AOCI	1,945	4,960	6,905
Other comprehensive income	1,585	4,960	6,545
Balance as of July 2, 2016	$(5,615)	$(93,770)	$(99,385)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Changes in Foreign Currency Translation
Loss on foreign exchange	$—	$—	$1,945	$—	(Loss) income from discontinued operations, net of taxes
Changes in pension and other employee benefit accounts:
Net actuarial losses	2,480	2,156	4,960	4,312	Cost of sales
	2,480	2,156	6,905	4,312	Total before tax
Taxes	—	(814)	—	(1,628)	Income tax expense (benefit)
Total reclassifications for the period	$2,480	$1,342	$6,905	$2,684	Net of tax

14. Income (Loss) per Share

On July 8, 2016, the Company announced a Reverse Stock Split of its Common Stock at a ratio of 1-for-8, effective July 13, 2016. The Common Stock began trading on a split-adjusted basis on July 14, 2016. As a result of the Reverse Stock Split, each eight pre-split shares of Common Stock outstanding were automatically combined into one new share of Common Stock without any action on the part of the respective holders. The Reverse Stock Split also applied to Common Stock issuable upon the exchange of the Company’s outstanding 7% Notes and upon the exercise of the Company’s outstanding warrants and Equity Awards. The share and per share amounts below have been retroactively adjusted to give recognition to the Reverse Stock Split for all periods presented.

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the Equity Awards to issue Common Stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards, the 7% Notes and the Warrants being exchanged for Common Stock. Under this method, interest expense associated with the 7% Notes, net of tax, if any, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

As of June 27, 2015, the effect of approximately 2.5 million shares related to the exchange of the 7% Notes for Common Stock were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of July 2, 2016, and June 27, 2015, the effect of approximately 205,000 and 458,000 shares, respectively, related to the issuance of Common Stock upon exercise of Equity Awards were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of July 2, 2016, and June 27, 2015, the effect of approximately 1.5 million and zero shares, respectively, related to the issuance of Common Stock upon exercise of Warrants were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended July 2, 2016, and June 27, 2015 (in thousands, except per share data):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$50,860	$(3,355)	$63,880	$(11,534)
(Loss) income from discontinued operations, net of taxes	(3,304)	950	(5,121)	1,450
Net income (loss)	$47,556	$(2,405)	$58,759	$(10,084)
Numerator for diluted income (loss) per share:
Income (loss) from continuing operations - as reported	$50,860	$(3,355)	$63,880	$(11,534)
Interest expense on 7% Notes, net of taxes	572	—	1,311	—
Income (loss) from continuing operations - after assumed conversions of dilutive shares	51,432	(3,355)	65,191	(11,534)
(Loss) income from discontinued operations, net of taxes	(3,304)	950	(5,121)	1,450
Net income (loss) for diluted loss per share - after assumed conversions of dilutive shares	$48,128	$(2,405)	$60,070	$(10,084)
Denominator for weighted average common shares outstanding:
Basic shares	8,517	8,479	8,501	8,474
Dilutive effect of 7% Notes	1,460	—	1,642	—
Dilutive effect of Equity Awards	—	—	—	—
Dilutive effect of Warrants	—	—	—	—
Diluted shares	9,977	8,479	10,143	8,474

Income (loss) per share – basic:
Continuing operations	$5.97	$(0.39)	$7.51	$(1.36)
Discontinued operations	(0.39)	0.11	(0.60)	0.17
Net income (loss)	$5.58	$(0.28)	$6.91	$(1.19)

Income (loss) per share – diluted:
Continuing operations	$5.15	$(0.39)	$6.43	$(1.36)
Discontinued operations	(0.33)	0.11	(0.51)	0.17
Net income (loss)	$4.82	$(0.28)	$5.92	$(1.19)

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

The following tables present certain segment information (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net sales:
Envelope	$212,277	$218,139	$441,537	$445,549
Print	114,653	114,545	239,140	236,645
Label	77,111	80,675	156,125	160,842
Total	$404,041	$413,359	$836,802	$843,036
Operating income (loss):
Envelope	$17,213	$16,711	$34,772	$31,551
Print	1,933	2,987	5,310	4,666
Label	11,901	11,150	16,609	20,854
Corporate	(9,477)	(9,193)	(18,107)	(17,616)
Total	$21,570	$21,655	$38,584	$39,455
Restructuring and other charges:
Envelope	$191	$345	$706	$3,137
Print	534	830	842	1,867
Label	(59)	60	4,096	198
Corporate	214	742	226	844
Total	$880	$1,977	$5,870	$6,046
Depreciation and intangible asset amortization:
Envelope	$4,818	$4,930	$9,582	$9,833
Print	4,807	4,190	9,062	8,436
Label	1,442	2,155	3,788	3,994
Corporate	759	765	1,424	1,735
Total	$11,826	$12,040	$23,856	$23,998
Intercompany sales:
Envelope	$1,559	$1,331	$3,416	$3,143
Print	5,450	4,143	10,265	7,924
Label	618	907	1,590	1,668
Total	$7,627	$6,381	$15,271	$12,735

	July 2, 2016	January 2, 2016
Total assets:
Envelope	$407,763	$445,443
Print	244,611	266,074
Label	213,053	223,534
Corporate	35,327	33,447
Assets of discontinued operations	—	111,417
Total	$900,754	$1,079,915

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 6.000% Secured Notes, the 8.500% Notes, the 6.000% Unsecured Notes, the 8.875% senior second lien notes due 2018, the 7% Notes, and the 11.5% Notes (collectively, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned domestic subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of July 2, 2016, and January 2, 2016, and for the three and six months ended July 2, 2016, and June 27, 2015. The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET July 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3,920	$74	$969	$—	$4,963
Accounts receivable, net	—	112,625	99,969	—	—	212,594
Inventories, net	—	70,724	40,933	—	—	111,657
Intercompany receivable	—	—	1,715,622	—	(1,715,622)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	32,840	2,652	1,316	—	36,808
Total current assets	—	257,047	1,862,495	2,285	(1,755,805)	366,022

Investment in subsidiaries	(595,670)	2,062,520	4,971	7,829	(1,479,650)	—
Property, plant and equipment, net	—	110,981	96,468	951	—	208,400
Goodwill	—	22,940	147,411	4,901	—	175,252
Other intangible assets, net	—	10,074	117,146	303	—	127,523
Other assets, net	—	19,915	3,063	1,481	(902)	23,557
Total assets	$(595,670)	$2,483,477	$2,231,554	$17,750	$(3,236,357)	$900,754

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$76,584	$1,046	$—	$—	$77,630
Accounts payable	—	99,359	57,149	258	—	156,766
Accrued compensation and related liabilities	—	19,823	4,597	319	—	24,739
Other current liabilities	—	53,809	12,127	660	—	66,596
Liabilities of discontinued operations - current	—	—	359	—	—	359
Intercompany payable	—	1,715,154	—	468	(1,715,622)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,964,729	112,216	4,950	(1,755,805)	326,090

Long-term debt	—	964,477	2,525	—	—	967,002
Other liabilities	—	149,941	54,293	—	(902)	203,332
Shareholders’ (deficit) equity	(595,670)	(595,670)	2,062,520	12,800	(1,479,650)	(595,670)
Total liabilities and shareholders’ (deficit) equity	$(595,670)	$2,483,477	$2,231,554	$17,750	$(3,236,357)	$900,754

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended July 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$211,727	$191,693	$621	$—	$404,041
Cost of sales	—	187,912	147,566	—	—	335,478
Selling, general and administrative expenses	—	28,099	16,439	196	—	44,734
Amortization of intangible assets	—	152	1,116	111	—	1,379
Restructuring and other charges	—	759	121	—	—	880
Operating (loss) income	—	(5,195)	26,451	314	—	21,570
Interest expense, net	—	21,459	53	—	—	21,512
Intercompany interest (income) expense	—	(246)	246	—	—	—
Gain on early extinguishment of debt, net	—	(51,273)	—	—	—	(51,273)
Other expense (income), net	—	400	(1,962)	(82)	—	(1,644)
Income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	24,465	28,114	396	—	52,975
Income tax expense	—	1,203	120	792	—	2,115
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	23,262	27,994	(396)	—	50,860
Equity in income (loss) of subsidiaries	47,556	24,164	(1,091)	—	(70,629)	—
Income (loss) from continuing operations	47,556	47,426	26,903	(396)	(70,629)	50,860
Income (loss) from discontinued operations, net of taxes	—	130	(2,739)	(695)	—	(3,304)
Net income (loss)	47,556	47,556	24,164	(1,091)	(70,629)	47,556
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	2,323	(71)	(250)	—	(2,002)	—
Changes in pension and other employee benefit accounts, net of taxes	—	2,394	86	—	—	2,480
Currency translation adjustment, net	—	—	93	(250)	—	(157)
Total other comprehensive income (loss)	2,323	2,323	(71)	(250)	(2,002)	2,323
Comprehensive income (loss)	$49,879	$49,879	$24,093	$(1,341)	$(72,631)	$49,879

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the six months ended July 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$442,825	$393,171	$806	$—	$836,802
Cost of sales	—	391,243	306,146	—	—	697,389
Selling, general and administrative expenses	—	57,374	34,221	378	—	91,973
Amortization of intangible assets	—	304	2,460	222	—	2,986
Restructuring and other charges	—	3,777	2,093	—	—	5,870
Operating (loss) income	—	(9,873)	48,251	206	—	38,584
Interest expense, net	—	45,507	100	—	—	45,607
Intercompany interest (income) expense	—	(491)	491	—	—	—
Gain on early extinguishment of debt, net	—	(72,886)	—	—	—	(72,886)
Other expense (income), net	—	1,000	(1,948)	(142)	—	(1,090)
Income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	16,997	49,608	348	—	66,953
Income tax expense	—	2,053	242	778	—	3,073
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	14,944	49,366	(430)	—	63,880
Equity in income (loss) of subsidiaries	58,759	45,962	552	—	(105,273)	—
Income (loss) from continuing operations	58,759	60,906	49,918	(430)	(105,273)	63,880
Loss (income) from discontinued operations, net of taxes	—	(2,147)	(3,956)	982	—	(5,121)
Net income (loss)	58,759	58,759	45,962	552	(105,273)	58,759
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	6,545	2,038	(73)	—	(8,510)	—
Changes in pension and other employee benefit accounts, net of taxes	—	4,507	453	—	—	4,960
Currency translation adjustment, net	—	—	1,658	(73)	—	1,585
Total other comprehensive income (loss)	6,545	6,545	2,038	(73)	(8,510)	6,545
Comprehensive income (loss)	$65,304	$65,304	$48,000	$479	$(113,783)	$65,304

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended July 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,008	$(58,084)	$61,624	$1,100	$—	$5,648
Net cash used in operating activities of discontinued operations	—	—	(7,087)	(438)	—	(7,525)
Net cash provided by (used in) operating activities	1,008	(58,084)	54,537	662	—	(1,877)
Cash flows from investing activities:
Capital expenditures	—	(8,559)	(8,565)	(437)	—	(17,561)
Proceeds from sale of property, plant and equipment	—	7,973	20	—	—	7,993
Proceeds from sale of assets	—	—	2,000	—	—	2,000
Net cash used in investing activities of continuing operations	—	(586)	(6,545)	(437)	—	(7,568)
Net cash provided by investing activities of discontinued operations	—	—	86,419	6,487	—	92,906
Net cash (used in) provided by investing activities	—	(586)	79,874	6,050	—	85,338
Cash flows from financing activities:
Proceeds from issuance of 4% secured notes due 2021	—	50,000	—	—	—	50,000
Payment of financing-related costs and expenses and debt issuance discounts	—	(8,680)	—	—	—	(8,680)
Repayments of other long-term debt	—	(3,352)	250	—	—	(3,102)
Repayment of 11.5% senior notes due 2017	—	(4,725)	—	—	—	(4,725)
Repayment of 7% senior exchangeable notes	—	(27,580)	—	—	—	(27,580)
Purchase and retirement of common stock upon vesting of RSUs	(341)	—	—	—	—	(341)
Borrowings under ABL Facility due 2021	—	247,100	—	—	—	247,100
Repayments under ABL Facility due 2021	—	(339,400)	—	—	—	(339,400)
Intercompany advances	(667)	143,669	(135,130)	(7,872)	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,008)	57,032	(134,880)	(7,872)	—	(86,728)
Net cash used in financing activities of discontinued operations	—	—	(8)	—	—	(8)
Net cash (used in) provided by financing activities	(1,008)	57,032	(134,888)	(7,872)	—	(86,736)
Effect of exchange rate changes on cash and cash equivalents	—	—	316	137	—	453
Net decrease in cash and cash equivalents	—	(1,638)	(161)	(1,023)	—	(2,822)
Cash and cash equivalents at beginning of period	—	5,558	235	1,992	—	7,785
Cash and cash equivalents at end of period	$—	$3,920	$74	$969	$—	$4,963

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET January 2, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,558	$235	$1,992	$—	$7,785
Accounts receivable, net	—	133,232	120,810	—	—	254,042
Inventories, net	—	74,116	47,499	—	—	121,615
Intercompany receivable	—	—	1,580,492	—	(1,580,492)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	41,238	1,807	1,575	—	44,620
Assets of discontinued operations - current	—	—	41,821	6,745	—	48,566
Total current assets	—	291,082	1,795,909	10,312	(1,620,675)	476,628

Investment in subsidiaries	(669,839)	2,014,972	4,492	7,829	(1,357,454)	—
Property, plant and equipment, net	—	113,608	96,262	708	—	210,578
Goodwill	—	22,940	147,409	4,989	—	175,338
Other intangible assets, net	—	9,533	120,451	466	—	130,450
Other assets, net	—	20,327	3,154	1,477	(888)	24,070
Assets of discontinued operations - long-term	—	1,226	62,184	—	(559)	62,851
Total assets	$(669,839)	$2,473,688	$2,229,861	$25,781	$(2,979,576)	$1,079,915

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,454	$919	$—	$—	$5,373
Accounts payable	—	126,384	73,601	135	—	200,120
Accrued compensation and related liabilities	—	26,812	4,846	303	—	31,961
Other current liabilities	—	69,254	16,737	712	—	86,703
Liabilities of discontinued operations - current	—	—	21,543	725	—	22,268
Intercompany payable	—	1,572,152	—	8,340	(1,580,492)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,799,056	154,584	13,460	(1,620,675)	346,425

Long-term debt	—	1,200,848	2,402	—	—	1,203,250
Other liabilities	—	143,623	56,191	—	(888)	198,926
Liabilities of discontinued operations - long-term	—	—	1,712	—	(559)	1,153
Shareholders’ (deficit) equity	(669,839)	(669,839)	2,014,972	12,321	(1,357,454)	(669,839)
Total liabilities and shareholders’ (deficit) equity	$(669,839)	$2,473,688	$2,229,861	$25,781	$(2,979,576)	$1,079,915

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended June 27, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$211,534	$201,033	$792	$—	$413,359
Cost of sales	—	183,257	160,434	121	—	343,812
Selling, general and administrative expenses	—	27,969	15,857	182	—	44,008
Amortization of intangible assets	—	152	1,638	117	—	1,907
Restructuring and other charges	—	1,520	457	—	—	1,977
Operating (loss) income	—	(1,364)	22,647	372	—	21,655
Interest expense, net	—	25,195	52	—	—	25,247
Intercompany interest (income) expense	—	(277)	277	—	—	—
Loss on early extinguishment of debt, net	—	126	—	—	—	126
Other expense (income), net	—	499	(9)	(99)	—	391
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(26,907)	22,327	471	—	(4,109)
Income tax (benefit) expense	—	(1,363)	444	165	—	(754)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(25,544)	21,883	306	—	(3,355)
Equity in (loss) income of subsidiaries	(2,405)	23,139	(63)	—	(20,671)	—
(Loss) income from continuing operations	(2,405)	(2,405)	21,820	306	(20,671)	(3,355)
Income (loss) from discontinued operations, net of taxes	—	—	1,319	(369)	—	950
Net (loss) income	(2,405)	(2,405)	23,139	(63)	(20,671)	(2,405)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,433	91	(371)	—	(1,153)	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,342	—	—	—	1,342
Currency translation adjustment, net	—	—	462	(371)	—	91
Total other comprehensive income (loss)	1,433	1,433	91	(371)	(1,153)	1,433
Comprehensive (loss) income	$(972)	$(972)	$23,230	$(434)	$(21,824)	$(972)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the six months ended June 27, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$435,386	$405,419	$2,231	$—	$843,036
Cost of sales	—	374,120	327,744	731	—	702,595
Selling, general and administrative expenses	—	58,084	32,717	364	—	91,165
Amortization of intangible assets	—	304	3,243	228	—	3,775
Restructuring and other charges	—	4,967	1,079	—	—	6,046
Operating (loss) income	—	(2,089)	40,636	908	—	39,455
Interest expense, net	—	50,787	119	—	—	50,906
Intercompany interest (income) expense	—	(551)	551	—	—	—
Loss on early extinguishment of debt, net	—	559	—	—	—	559
Other expense (income), net	—	793	(170)	(64)	—	559
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(53,677)	40,136	972	—	(12,569)
Income tax (benefit) expense	—	(2,597)	1,310	252	—	(1,035)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(51,080)	38,826	720	—	(11,534)
Equity in (loss) income of subsidiaries	(10,084)	40,997	541	—	(31,454)	—
(Loss) income from continuing operations	(10,084)	(10,083)	39,367	720	(31,454)	(11,534)
(Loss) income from discontinued operations, net of taxes	—	(1)	1,630	(179)	—	1,450
Net (loss) income	(10,084)	(10,084)	40,997	541	(31,454)	(10,084)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,445	(1,239)	(18)	—	(188)	—
Changes in pension and other employee benefit accounts, net of taxes	—	2,684	—	—	—	2,684
Currency translation adjustment, net	—	—	(1,221)	(18)	—	(1,239)
Total other comprehensive income (loss)	1,445	1,445	(1,239)	(18)	(188)	1,445
Comprehensive (loss) income	$(8,639)	$(8,639)	$39,758	$523	$(31,642)	$(8,639)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended June 27, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$444	$(53,058)	$42,449	$1,848	$—	$(8,317)
Net cash provided by operating activities of discontinued operations	—	—	6,316	372	—	6,688
Net cash provided by (used in) operating activities	444	(53,058)	48,765	2,220	—	(1,629)
Cash flows from investing activities:
Capital expenditures	—	(9,922)	(2,820)	—	—	(12,742)
Proceeds from sale of property, plant and equipment	—	586	843	—	—	1,429
Net cash used in investing activities of continuing operations	—	(9,336)	(1,977)	—	—	(11,313)
Net cash used in investing activities of discontinued operations	—	—	(961)	—	—	(961)
Net cash used in investing activities	—	(9,336)	(2,938)	—	—	(12,274)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(1,210)	—	—	—	(1,210)
Repayments of other long-term debt	—	(3,978)	1,629	—	—	(2,349)
Repayment of 11.5% senior notes due 2017	—	(22,720)	—	—	—	(22,720)
Purchase and retirement of common stock upon vesting of RSUs	(218)	—	—	—	—	(218)
Proceeds from exercise of stock options	2	—	—	—	—	2
Borrowings under ABL Facility due 2021	—	265,900	—	—	—	265,900
Repayments under ABL Facility due 2021	—	(227,000)	—	—	—	(227,000)
Intercompany advances	(228)	47,312	(46,862)	(222)	—	—
Net cash (used in) provided by financing activities of continuing operations	(444)	58,304	(45,233)	(222)	—	12,405
Net cash used in financing activities of discontinued operations	—	—	(233)	—	—	(233)
Net cash (used in) provided by financing activities	(444)	58,304	(45,466)	(222)	—	12,172
Effect of exchange rate changes on cash and cash equivalents	—	—	(552)	(113)	—	(665)
Net (decrease) increase in cash and cash equivalents	—	(4,090)	(191)	1,885	—	(2,396)
Cash and cash equivalents at beginning of period	—	10,965	844	2,784	—	14,593
Cash and cash equivalents at end of period	—	6,875	653	4,669	—	12,197
Less cash and cash equivalents of discontinued operations	—	—	(83)	(2,316)	—	(2,399)
Cash and cash equivalents of continuing operations at end of period	$—	$6,875	$570	$2,353	$—	$9,798

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which we refer to as our 2015 Form 10-K. Item 7 of our 2015 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of July 2, 2016. Cenveo, Inc. and its subsidiaries are referred to herein as "Cenveo," the "Company," "we," "our," or "us."

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

Envelope. We are the largest envelope manufacturer in North America. Our envelope segment represented approximately 52.5% and 52.8% of our net sales for the three and six months ended July 2, 2016, respectively.

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

Print. We are one of the leading commercial printers in North America. On August 10, 2015, we added to our print operations by acquiring certain assets of Asendia USA, Inc., which we refer to as Asendia. The acquired assets provide letter shop, data processing, bindery and digital printing offerings. Our print segment represented approximately 28.4% and 28.5% of our net sales for the three and six months ended July 2, 2016, respectively.

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

Label. We are a leading label manufacturer and one of the largest North American prescription label manufacturer for retail pharmacy chains. Our label segment represented approximately 19.1% and 18.7% of our net sales for the three and six months ended July 2, 2016, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and six months ended July 2, 2016, and June 27, 2015, followed by a discussion of the results of operations of each of our reportable segments for the same periods.

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
Our current management focus is on the following areas:

Improving Operating Margins

In 2014, we substantially completed our integration of certain assets of National Envelope Corporation, which we refer to as National, which allowed us to focus on profitability improvement and other cost reduction actions in our envelope platform throughout 2015 and into 2016. We believe the accelerated integration plan we completed during 2014 has provided meaningful improvements in our envelope segment's operating results during 2015 and 2016, as we realized significant increases in gross profit and operating income, as compared to 2014 and prior years.

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

During 2015, we also completed two small strategic transactions, which we refer to as the 2015 Label Transactions, which will help facilitate the exit of two non-core product lines reported within our label operating segment. Additionally, on May 2, 2016, in connection with our plan to exit our coating operation that we announced in the third quarter of 2015, we entered into an agreement with a customer to sell certain proprietary rights and specific production equipment used to produce this customer’s specific products. As a result, we recognized a gain of approximately $2.0 million associated with the sale of the proprietary rights and equipment, which was recorded in other (income) expense, net in our condensed consolidated statement of operations. Additionally, as part of this transaction, during our second quarter of 2016, we earned production incentives of $3.0 million associated with incremental production and delivery targets with this customer, which were recorded in net sales in our condensed consolidated statement of operations, we refer to this transaction as the 2016 Label Transaction.

We believe there continues to be opportunities for further transactions of various magnitudes given our desire to tighten our management focus and minimize non-core product lines and monetize assets opportunistically.

Improving our Capital Structure

Since the beginning of 2012, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of attractive leveraged loan and high yield debt market conditions. In connection with these activities, through the end of 2015, we successfully reduced our outstanding debt and weighted average interest rate, which resulted in annual cash interest savings of approximately $20 million. We have been able to accomplish this while reinvesting cash into our businesses via four acquisitions and focused capital expenditures.

The sale of the Packaging Business, as well as our continued operational improvements, provided us greater flexibility to address our higher interest rate debt instruments in 2016. During the first quarter of 2016, we extinguished $34.5 million of our 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes, and $10.0 million of our 11.5% senior notes due 2017, which we refer to as the 11.5% Notes.

During the second quarter of 2016, we closed on an exchange offer, which we refer to as the Exchange Offer, whereby approximately 80% of our 11.5% Notes were exchanged for newly issued 6.000% senior notes due 2024, which we refer to as the 6.000% Unsecured Notes, and warrants, which we refer to as the Warrants, to purchase shares of common stock, par value $0.01 per share, of Cenveo, Inc., which we refer to as the Common Stock, representing 16.6% of our outstanding Common Stock as of June 10, 2016. Each Warrant is currently exercisable for 0.125 shares of Common Stock (as adjusted as a result of the Company’s recent reverse stock split). For each $1,000 principal amount of 11.5% Notes exchanged, the holder received $700 aggregate principal amount of 6.000% Unsecured Notes and Warrants to purchase 9.25 shares of Common Stock. The retired 11.5% Notes represented approximately 80% of all such notes outstanding at the commencement of the Exchange Offer. Upon closing the Exchange Offer, we emerged with lower overall debt, stronger cash flow due to significantly lower future interest expense, and no significant scheduled debt maturities until August 2019.

Additionally, during the third quarter of 2016, we completed the last transactions contemplated by the Support Agreement, dated as of May 10, 2016, which we refer to as the Support Agreement, pursuant to which Allianz Global Investors U.S. LLC, which we refer to as Allianz, agreed to, among other things, tender and sell to us all of the 7% Notes owned by Allianz, which we refer to as the 7% Note Purchases, in the aggregate principal amount of $37.5 million in exchange for: (a) payment in cash in an amount equal to (i) the aggregate principal amount of such 7% Notes multiplied by 0.6 plus (ii) an amount of interest on the amount payable pursuant to the immediately preceding clause (i) at an annual interest rate of 7% per annum, such interest accruing from June 10, 2016 until (and including) the closings of the purchases and computed based on a year of 360 days; (b) payment in cash of interest that shall have accrued in respect of such 7% Notes in accordance with the indenture relating to such 7% Notes but remained unpaid at the closings of the purchases; and (c) delivery to Allianz of Warrants to purchase Common Stock, representing in the aggregate 3.3% of the outstanding Common Stock as of June 10, 2016.

In connection with such agreement, during the second quarter of 2016, we repurchased an aggregate of $16.5 million of 7% Notes for $10.1 million and issued an aggregate of 984,342 Warrants. Additionally, during the third quarter of 2016, we repurchased an aggregate of $21.0 million of 7% Notes for $13.0 million and issued an aggregate of 1,255,485 Warrants. After these transactions, approximately $11.2 million aggregate principal amount of 7% Notes remain outstanding.

Concurrent with the above transactions, we amended our asset-based revolving credit facility, which we refer to as the ABL Facility, to, among other things, extend its term through 2021 and reduce the commitments thereunder by $50 million to $190 million, which we refer to as the ABL Amendment No. 4. The ABL Facility now matures in June 2021, with a springing maturity of May 2019 ahead of our existing 6.000% senior priority secured notes due 2019, which we refer to as the 6.000% Notes, in the event that more than $10 million of the 6.000% Notes remain outstanding at such time. On the same date, we entered into a secured indenture and note purchase agreement with Allianz pursuant to which we issued new secured notes in an aggregate principal amount of $50.0 million bearing interest at 4% per annum, which we refer to as the 4% Secured Notes. We applied the proceeds to reduce the outstanding principal amount under the ABL Facility. The 4% Secured Notes mature in December 2021.

As a result of the above transactions, we expect to realize additional annualized cash interest savings in excess of $20 million in 2017 as compared to 2015.

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

Discontinued Operations

During 2015, we began actively moving forward with our plan to review and potentially divest certain non-strategic assets. As a result of this strategic review, during the first quarter of 2016, we completed the sale of our Packaging Business. The financial results of the Packaging Business have been accounted for as discontinued operations. Our historical, condensed consolidated financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented. See Note 3 to our condensed consolidated financial statements for further discussion regarding our discontinued operations.

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

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three and six month reporting periods each consisted of 13 and 26 weeks, respectively, and ended on July 2, 2016, and June 27, 2015.

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$404,041	$413,359	$836,802	$843,036
Operating income (loss):
Envelope	$17,213	$16,711	$34,772	$31,551
Print	1,933	2,987	5,310	4,666
Label	11,901	11,150	16,609	20,854
Corporate	(9,477)	(9,193)	(18,107)	(17,616)
Total operating income	21,570	21,655	38,584	39,455
Interest expense, net	21,512	25,247	45,607	50,906
(Gain) loss on early extinguishment of debt, net	(51,273)	126	(72,886)	559
Other (income) expense, net	(1,644)	391	(1,090)	559
Income (loss) from continuing operations before income taxes	52,975	(4,109)	66,953	(12,569)
Income tax expense (benefit)	2,115	(754)	3,073	(1,035)
Income (loss) from continuing operations	50,860	(3,355)	63,880	(11,534)
(Loss) income from discontinued operations, net of taxes	(3,304)	950	(5,121)	1,450
Net income (loss)	$47,556	$(2,405)	$58,759	$(10,084)
Income (loss) per share – basic:
Continuing operations	$5.97	$(0.39)	$7.51	$(1.36)
Discontinued operations	(0.39)	0.11	(0.60)	0.17
Net income (loss)	$5.58	$(0.28)	$6.91	$(1.19)

Income (loss) per share – diluted:
Continuing operations	$5.15	$(0.39)	$6.43	$(1.36)
Discontinued operations	(0.33)	0.11	(0.51)	0.17
Net income (loss)	$4.82	$(0.28)	$5.92	$(1.19)

Net Sales

Net sales decreased $9.3 million, or 2.3%, in the second quarter of 2016, as compared to the second quarter of 2015. Sales in our envelope segment decreased $5.9 million and sales in our label segment decreased $3.6 million, partially offset by increased sales in our print segment of $0.1 million.

Net sales decreased $6.2 million, or 0.7%, in the first six months of 2016, as compared to the first six months of 2015. Sales in our label segment decreased $4.7 million and sales in our envelope segment decreased $4.0 million, partially offset by increased sales in our print segment of $2.5 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $0.1 million, or 0.4%, in the second quarter of 2016, as compared to the second quarter of 2015. This decrease was due to a decrease in operating income of $1.1 million from our print segment and an increase in corporate expenses of $0.3 million. These decreases were partially offset by an increase in operating income from our label segment of $0.8 million and an increase in operating income from our envelope segment of $0.5 million.

Operating income decreased $0.9 million, or 2.2%, in the first six months of 2016, as compared to the first six months of 2015. This decrease was due to a decline in operating income from our label segment of $4.2 million and an increase in corporate expenses of $0.5 million, partially offset by an increase in operating income from our envelope segment of $3.2 million and an increase in operating income of $0.6 million from our print segment.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $3.7 million to $21.5 million in the second quarter of 2016, as compared to $25.2 million in the second quarter of 2015. The decrease was primarily due to the partial retirement of our 11.5% Notes during 2015 and 2016 and the partial retirement of our 7% Notes during 2016. Interest expense in the second quarter of 2016 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.9%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.3% in the second quarter of 2015.

Interest expense decreased $5.3 million to $45.6 million in the first six months of 2016, as compared to $50.9 million in the first six months of 2015. The decrease was primarily due to the partial retirement of our 11.5% Notes during 2015 and 2016 and the partial retirement of our 7% Notes during 2016. Interest expense in the first six months of 2016 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 7.1%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.2% in the first six months of 2015.

We expect interest expense for the remainder of 2016 will be lower than the same period in 2015, primarily due to the Exchange Offer and the partial retirement of our 11.5% Notes and our 7% Notes.

(Gain) Loss on Early Extinguishment of Debt

In the second quarter of 2016, we recorded a gain on early extinguishment of debt of $46.1 million related to the Exchange Offer, of which $49.6 million related to a discount on the difference of the net carrying value of the extinguished 11.5% Notes and the fair value of the new 6.000% Unsecured Notes, partially offset by a write-off of unamortized debt issuance costs of $0.8 million, a write-off of original issuance discount of $1.2 million and $1.5 million of transaction fees and expenses.

Additionally, during the second quarter of 2016, we recorded a gain on early extinguishment of debt of $5.4 million related to the repurchase of $16.5 million of our 7% Notes, of which $6.0 million related to a discount on the purchase price, partially offset by $0.5 million in fees paid to lenders, and a write off of unamortized debt issuance costs of $0.1 million.

Lastly, during the second quarter of 2016, in connection with ABL Amendment No. 4, we recorded a loss on early extinguishment of debt of $0.2 million related to the write off of unamortized debt issuance costs.

In the first quarter of 2016, we recorded a gain on early extinguishment of debt of $16.5 million related to the repurchase of $51.0 million of our 7% Notes, of which $16.8 million related to a discount on the purchase price, partially offset by a write-off of unamortized debt issuance costs of $0.3 million. Additionally, we recorded a gain on early extinguishment of debt of $5.1 million related to the repurchase of $10.0 million of our 11.5% Notes, of which $5.3 million related to a discount on the purchase, partially offset by a write-off of unamortized debt issuance costs of $0.1 million and a write-off of original issuance discount of $0.1 million.

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

We recognized a total gain on early extinguishment of debt of $51.3 million and $72.9 million during the three and six months ended July 2, 2016, respectively, and a total loss on early extinguishment of debt of $0.1 million and $0.6 million during the three and six months ended June 27, 2015, respectively.

Other (Income) Expense, Net

During the three and six months ended July 2, 2016, we recognized other income, net, of $1.6 million and $1.1 million, respectively. This is primarily comprised of a gain of approximately $2.0 million in connection with the 2016 Label Transaction, partially offset by other non-operating expenses.

Income Taxes

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(in thousands)		(in thousands)
Income tax expense (benefit) from U.S. operations	$1,323	$(901)	$2,295	$(1,287)
Income tax expense from foreign operations	792	147	778	252
Income tax expense (benefit)	$2,115	$(754)	$3,073	$(1,035)
Effective income tax rate	4.0%	18.3%	4.6%	8.2%

Income Tax Expense

In the second quarter of 2016, we had an income tax expense of $2.1 million, compared to an income tax benefit of $0.8 million in the second quarter of 2015. The tax expense for the second quarter of 2016 and the tax benefit for the second quarter of 2015 primarily related to income taxes on our domestic operations.

In the first six months of 2016, we had an income tax expense of $3.1 million, compared to an income tax benefit of $1.0 million in the first six months of 2015. The tax expense for first six months of 2016 and the tax benefit for the first six months of 2015 primarily related to income taxes on our domestic operations.

Our effective tax rate for the three and six months ended 2016 and 2015 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets in the U.S. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2016. Our federal tax loss carryforward at the end of the second quarter 2016 was $234.3 million after utilization of $96.4 million during the first six months of 2016, primarily due to the gain on early extinguishment of debt and the sale of our Packaging Business.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. During the current year, we have recorded significant taxable income as a result of our debt refinancing and repurchases during the first and second quarters as well as the sale of our Packaging Business in the first quarter of 2016. Although significant taxable income will be realized during the current year related to these transactions, we considered our remaining operations to currently not rise to the level needed in order to overcome the negative evidence from the recent prior years to merit the reversal of the valuation allowance completely. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $138.8 million as of July 2, 2016. Our valuation allowance declined $25.4 million from January 2, 2016, primarily due to the gain on early extinguishment of debt and the sale of our Packaging Business. We will continue to closely monitor our position with respect to the full realization of our net deferred tax assets and the corresponding valuation allowances on those assets and make adjustments as needed in the future as our facts and circumstances dictate.

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

(Loss) Income from Discontinued Operations, Net of Taxes

On January 19, 2016, we completed the sale of our Packaging Business. We received total cash proceeds of approximately $86.6 million, net of transaction costs of $6.3 million. This resulted in the recognition of a total pre-tax loss of $6.3 million, of which losses of $3.3 million and $1.3 million were recorded during the three and six months ended July 2, 2016, respectively. In the fourth quarter of 2015, we recorded a non-cash loss on sale of discontinued operations of $5.0 million. The loss was based on the executed purchase agreement and the net assets of the Packaging Business. During the fourth quarter of 2015, we recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction. In addition to the proceeds, $5.0 million of purchase price consideration has been held in escrow and will be paid to us subject to the satisfaction of certain conditions.

In the second quarter of 2016, loss from discontinued operations was $3.3 million, all associated with a loss on sale of our Packaging Business, primarily attributable to our working capital settlement.

In the first six months of 2016, loss from discontinued operations was $5.1 million, primarily comprised of: (i) a loss from operations of our Packaging Business of $2.5 million; (ii) a loss on sale of our Packaging Business of $1.3 million; and (iii) tax expense of $1.4 million.

In the second quarter of 2015, income from discontinued operations was $1.0 million, primarily comprised of income from operations of our Packaging Business of $1.6 million and tax expense of $0.6 million.

In the first six months of 2015, income from discontinued operations was $1.5 million, primarily comprised of income from operations of our Packaging Business of $2.3 million and tax expense of $0.9 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(in thousands)		(in thousands)
Segment net sales	$212,277	$218,139	$441,537	$445,549
Segment operating income	$17,213	$16,711	$34,772	$31,551
Operating income margin	8.1%	7.7%	7.9%	7.1%
Restructuring and other charges	$191	$345	$706	$3,137

Segment Net Sales

Segment net sales for our envelope segment decreased $5.9 million, or 2.7%, in the second quarter of 2016, as compared to the second quarter of 2015, and decreased $4.0 million, or 0.9%, in the first six months of 2016, as compared to the first six months of 2015. These decreases were primarily due to: (i) lower sales volumes in our office products business line, primarily due to industry consolidation and certain customer inventory rationalization programs resulting in lower demand; and (ii) lower sales volumes from our wholesale and generic transactional envelope products. These decreases were partially offset by increased sales volumes within our direct mail platform, primarily driven by financial institutions.

Segment Operating Income

Segment operating income for our envelope segment increased $0.5 million, or 3.0%, in the second quarter of 2016, as compared to the second quarter of 2015. The increase was primarily due to: (i) lower selling, general and administrative expenses of $0.4 million primarily due to cost reduction initiatives and lower sales volumes; and (ii) lower restructuring and other charges of $0.2 million, primarily related to charges related to the integration of certain assets of National with our operations in 2015. Gross margin remained relatively flat.

Segment operating income for our envelope segment increased $3.2 million, or 10.2%, in the first six months of 2016, as compared to the first six months of 2015. The increase was primarily due to (i) lower restructuring and other charges of $2.4 million, primarily related to charges related to the integration of certain assets of National with our operations in 2015; and (ii) improved product margin of $0.6 million. Selling, general, and administrative expenses remained relatively flat.

Print

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(in thousands)		(in thousands)
Segment net sales	$114,653	$114,545	$239,140	$236,645
Segment operating income	$1,933	$2,987	$5,310	$4,666
Operating income margin	1.7%	2.6%	2.2%	2.0%
Restructuring and other charges	$534	$830	$842	$1,867

Segment Net Sales

Segment net sales for our print segment increased $0.1 million, or 0.1%, in the second quarter of 2016, as compared to the second quarter of 2015, and increased $2.5 million, or 1.1%, in the first six months of 2016, as compared to the first six months of 2015. These increases were primarily due to: (i) increased sales volume within our commercial print group, primarily driven by financial institutions; and (ii) net sales generated from Asendia, as Asendia was not included in our results in 2015. These increases were partially offset by decreased sales volumes in our publisher services group and continued pricing pressures.

Segment Operating Income

Segment operating income for our print segment decreased $1.1 million, or 35.3%, in the second quarter of 2016, as compared to the second quarter of 2015. The decrease was primarily due to: (i) lower gross margin of $0.8 million, primarily due to continued pricing pressures and decreased sales volumes in our publisher services group; and (ii) higher selling, general and administrative expenses of $0.6 million. These decreases were partially offset by lower restructuring and other charges of $0.3 million due to the closure of a print facility during 2015.

Segment operating income for our print segment increased $0.6 million, or 13.8%, in the first six months of 2016, as compared to the first six months of 2015. The increase was primarily due to lower restructuring and other charges of $1.0 million due to the closure of a print facility during 2015, partially offset by lower gross margin of $0.4 million, primarily due to continued pricing pressures and decreased sales volumes in our publisher services group.

Label

	For the Three Months Ended		For the Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
	(in thousands)		(in thousands)
Segment net sales	$77,111	$80,675	$156,125	$160,842
Segment operating income	$11,901	$11,150	$16,609	$20,854
Operating income margin	15.4%	13.8%	10.6%	13.0%
Restructuring and other charges	$(59)	$60	$4,096	$198

Segment Net Sales

Segment net sales for our label segment decreased $3.6 million, or 4.4%, in the second quarter of 2016, as compared to the second quarter of 2015, primarily due to volume declines within certain of our existing long-run label customers, lower sales volumes from our custom label customers, partially offset by production incentives of $3.0 million related to the exit of our coating operation.

Segment net sales for our label segment decreased $4.7 million, or 2.9%, in the first six months of 2016, as compared to the first six months of 2015, primarily due to volume declines within certain of our existing long-run label customers, partially offset by: (i) increased volume within our custom label business, primarily due to our e-commerce initiatives; and (ii) production incentives of $3.0 million related to the exit of our coating operation.

Segment Operating Income

Segment operating income for our label segment increased $0.8 million, or 6.7%, in the second quarter of 2016, as compared to the second quarter of 2015. This increase was primarily due to: (i) production incentives of $3.0 million related to the exit of our coating operation; and (ii) decreased amortization expense of $0.5 million due to a customer relationship being fully amortized during 2016. These increases were partially offset by the impact on our gross margin due to lower sales volumes.

Segment operating income for our label segment decreased $4.2 million, or 20.4%, in the first six months of 2016, as compared to the first six months of 2015. This decrease was primarily due to: (i) higher restructuring and other charges of $3.9 million related to our plans to exit our coating operations and the write down of an investment; (ii) higher selling, general and administrative expenses of $0.8 million, primarily due to higher information technology expense related to our e-commerce initiatives; and (iii) the impact on our gross margin due to lower sales volumes. These decreases were partially offset by: (i) production incentives of $3.0 million related to the exit of our coating operation; and (ii) decreased amortization expense of $0.8 million due to a customer relationship being fully amortized during 2016.

Corporate Expenses

Corporate expenses increased $0.3 million in the second quarter of 2016, as compared to the second quarter of 2015, and increased $0.5 million in the first six months of 2016, as compared to the first six months of 2015. These increases were primarily due to: (i) higher stock-based compensation expense and (ii) lower vendor discounts received due to inventory management initiatives, partially offset by: (i) lower restructuring and other charges due to overhead cost eliminations implemented during 2015; and (ii) income generated from our transition services agreement in connection with the sale of our Packaging Business.

Restructuring and Other Charges

Restructuring

We currently have two active cost savings, restructuring and integration plans, which are related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions and the closure of certain manufacturing facilities. We refer to these plans as the 2016 Plan and the 2015 Plan. During the first quarter of 2016, we began implementing the 2016 Plan and continued the 2015 Plan.

During 2015, we integrated certain assets of National, which we refer to as the National Plan, by completing the closure and consolidation of nine manufacturing facilities into our existing envelope operations and two new facilities.

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

During the second quarter of 2016, as a result of our restructuring and integration activities, we incurred $0.9 million of restructuring and other charges, which included $0.3 million of employee separation costs, $0.1 million of net non-cash charges on long-lived assets, $0.1 million of lease termination expenses and multi-employer pension withdrawal expenses of $0.3 million.

During the first six months of 2016, as a result of our restructuring and integration activities, we incurred $5.9 million of restructuring and other charges, which included $1.0 million of employee separation costs, $2.4 million of net non-cash charges on long-lived assets, $0.3 million of equipment moving expenses, $0.2 million of lease termination expenses, multi-employer pension withdrawal expenses of $0.6 million, and building clean-up and other expenses of $1.5 million.

During the second quarter of 2015, as a result of our restructuring and integration activities, we incurred $2.0 million of restructuring and other charges, which included $1.0 million of employee separation costs, $0.1 million of net non-cash charges on long-lived assets, $0.1 million of equipment moving expenses, multi-employer pension withdrawal expenses of $0.2 million, and building clean-up and other expenses of $0.6 million.

During the first six months of 2015, as a result of our restructuring and integration activities, we incurred $6.0 million of restructuring and other charges, which included $1.6 million of employee separation costs, $2.1 million of net non-cash charges on long-lived assets, $0.1 million of equipment moving expenses, $0.4 million of lease termination expenses, multi-employer pension withdrawal expenses of $0.4 million, and building clean-up and other expenses of $1.5 million.

As of July 2, 2016, our total restructuring liability was $20.2 million, of which $4.0 million is included in other current liabilities and $16.2 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $18.5 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and six months ended July 2, 2016, and June 27, 2015.

Liquidity and Capital Resources

Net Cash Provided By (Used In) Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $5.6 million in the first six months of 2016, primarily due to: (i) a source of cash from accounts receivables due to the timing of collections from and sales to our customers; (ii) lower inventories as a result of our inventory management programs and (iii) our net income of $58.8 million adjusted for non-cash items of $33.0 million, primarily our gain on early extinguishment of debt of $72.9 million, offset by depreciation and amortization expense of $23.9 million. These inflows were partially offset by: (i) a use of cash of $68.0 million from accounts payable primarily resulting from the timing of vendor payments due to lower volumes and (ii) other working capital changes, primarily resulting from the timing of customer related liabilities and lower freight activity due to lower volumes.

Net cash used in operating activities of continuing operations was $8.3 million in the first six months of 2015, primarily due to: (i) a use of cash of $23.6 million from working capital; and (ii) pension and other postretirement plan contributions of $3.4 million. The use of cash from working capital primarily resulted from a use of cash due to interest payments on our long-term debt and timing of payments to our vendors, partially offset by a source of cash from accounts receivables due to the timing of collections from and sales to our customers. This use of cash was partially offset by our net loss of $10.1 million adjusted for non-cash items of $31.8 million.

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

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $7.6 million in the first six months of 2016, primarily due to capital expenditures of $17.6 million, offset by proceeds of $8.0 million from the sale of property, plant and equipment and proceeds of $2.0 million related to the 2016 Label Transactions.

Net cash used in investing activities of continuing operations was $11.3 million in the first six months of 2015, primarily resulting from capital expenditures of $12.7 million, partially offset by proceeds received from the sale of property, plant and equipment of $1.4 million.

We estimate that we will spend approximately $35.0 to $45.0 million on capital expenditures in 2016, after considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. We plan to make additional investments in the business of our Company during 2016 using proceeds from the sale of our Packaging Business.

Net Cash Provided By (Used In) Investing Activities of Discontinued Operations. Represents the net cash used in our Discontinued Operations related to investing activities. In the first six months of 2016, the cash provided by discontinued investing activities of $92.9 million is comprised of cash proceeds received related to the sale of Packaging Business.

In the first six months of 2015, the cash used in discontinued investing activities of $1.0 million is comprised of capital expenditures made by our Packaging Business.

Net Cash (Used In) Provided By Financing Activities. Net cash used by financing activities of continuing operations was $86.7 million in the first six months of 2016 primarily due to: (i) net repayments of $92.3 million under our ABL Facility; (ii) cash paid of $27.6 million related to the extinguishment of $51.0 million of our 7% Notes; (iii) financing-related costs and expenses of $8.7 million, primarily related to the Exchange Offer; (iv) cash paid of $4.7 million related to the extinguishment of $10.0 million of our 11.5% Notes; and (iv) various repayments on other long-term debt totaling $3.1 million, partially offset by proceeds of $50.0 million from the 4% Secured Notes during the second quarter of 2016.

Net cash provided by financing activities of continuing operations was $12.4 million in the first six months of 2015 primarily due to net borrowings of $38.9 million under our ABL Facility, partially offset by: (i) the extinguishment of $22.6 million of our 11.5% Notes; (ii) various repayments on other long-term debt totaling $2.3 million; and (iii) the payment of $1.2 million of financing-related costs and expenses.

Net Cash Used In Financing Activities of Discontinued Operations. Represents the net cash used in financing activities of our Discontinued Operations.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.0 billion as of July 2, 2016, a decrease of $164.0 million from January 2, 2016. The decrease was primarily due to: (i) the Exchange Offer, which resulted in a decrease of $62.6 million in debt, net of capitalized debt issuance costs and original issuance discount; (ii) net repayments of $92.3 million under our ABL Facility during the first six months of 2016; (iii) the extinguishment of $51.0 million of our 7% Notes during the first six months of 2016; and (iv) the first quarter extinguishment of $10.0 million of our 11.5% Notes, all of which is partially offset by the issuance of our 4% Secured Notes. As of July 2, 2016, approximately 95% of our debt outstanding was subject to fixed interest rates. As of July 26, 2016, we had approximately $110.3 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations, or purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Letters of Credit

As of July 2, 2016, we had outstanding letters of credit of approximately $17.7 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	6.000% Secured Notes	8.500% Notes	11.5% Notes	6.000% Unsecured Notes	Outlook	Last Update
Moody’s	Caa1	B3	Caa2	Caa3	NR	Stable	June 2016
Standard & Poor’s	CCC+	B-	CCC	NR	CCC-	Negative	July 2016
In June 2016, Moody's Investors Services, which we refer to as Moody's, upgraded our Corporate Rating and the ratings on our 6.000% Secured Notes and 8.500% Notes. Additionally, Moody's affirmed the ratings on our 11.5% Notes. In July 2016, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, upgraded our Corporate Rating, rated our 6.000% Unsecured Notes for the first time and withdrew the rating on our 11.5% Notes. Additionally, the ratings on our 6.000% Notes and 8.500% Notes remained unchanged. The detail of all current ratings has been provided in the table above.
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

As of July 2, 2016, we were in compliance with all covenants under our long-term debt.

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

As of July 2, 2016, we had variable rate debt outstanding of $55.9 million. A change of 1% to the current London Interbank Offered Rate would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. Subsequent to the sale of the Packaging Business on January 19, 2016, we have minimal exposure to market risk for changes in foreign currency exchange rates. For the three and six months ended July 2, 2016, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have had a minimal impact to our sales and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of July 2, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 2, 2016, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended July 2, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 12, 2016, the Company’s wholly-owned subsidiary, Cenveo Corporation (the “Subsidiary Issuer”), the Company and  Allianz Global Investors U.S. LLC (“Allianz”) entered into a Support Agreement (the “Support Agreement”), dated as of May 10, 2016, pursuant to which Allianz irrevocably and unconditionally agreed to, among other things, tender and sell to Subsidiary Issuer all of its 7% senior exchangeable notes due 2017 (the “7% Notes”) owned by Allianz in the aggregate principal amount of $37.5 million in exchange for: (a) payment in cash in an amount equal to (i) the aggregate principal amount of such 7% Notes multiplied by 0.6 plus (ii) an amount of interest on the amount payable pursuant to the immediately preceding clause (i) at an annual interest rate of 7% per annum, such interest accruing from June 10, 2016 until (and including) the closings of the purchases and computed based on a year of 360 days; (b) payment in cash of interest that shall have accrued in respect of such 7% Notes in accordance with the indenture relating to such 7% Notes but remained unpaid at the closings of the purchases; and (c) delivery to Allianz of warrants (the “Warrants”) to purchase shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), representing in the aggregate 3.3% of the outstanding Common Stock as of June 10, 2016. On July 18, 2016, the Company, Subsidiary Issuer and Allianz completed the last transactions contemplated by the Support Agreement. In connection with such agreement, during the second quarter of 2016, the Subsidiary Issuer repurchased an aggregate of $16.5 million of its 7% Notes for $10.1 million and issued an aggregate of 984,342 Warrants. Additionally, during the third quarter of 2016, the Subsidiary Issuer repurchased an aggregate of $21.0 million of its 7% Notes for $13.0 million and issued an aggregate of 1,255,485 Warrants.  Each Warrant is currently exercisable for 0.125 shares of Common Stock at $12.00 per share as adjusted as a result of the Company’s recent reverse stock split.

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

4.12
Indenture, dated as of June 10, 2016, among Cenveo Corporation, Cenveo, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, relating to the 6.000% Senior Notes due 2024--incorporated by reference to Exhibit 4.1 to registrant's current report on Form 8-K filed June 16, 2016.

4.13
Form of Guarantee issued by Cenveo, Inc. and the other guarantors named therein relating to the 6.000% Senior Notes due 2024--incorporated by reference to Exhibit 4.2 to registrant's current report on Form 8-K filed June 16, 2016.

4.14
Warrant Agreement, dated as of June 10, 2016, between Cenveo, Inc. and Computershare Trust Company, N.A., as warrant agent--incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K filed June 16, 2016.

4.15
Warrant Registration Rights Agreement, dated as of June 10, 2016, between Cenveo, Inc. and Allianz Global Investors U.S. LLC--incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K filed June 16, 2016.

4.16
Indenture and Note Purchase Agreement, dated as of June 10, 2016, among Cenveo Corporation, Cenveo, Inc., the other guarantors party thereto, AllianzGI US High Yield Fund and Allianz Income and Growth Fund, as purchasers, each other noteholder from time to time party thereto and The Bank of New York Mellon, as trustee and collateral agent, relating to the 4.000% Senior Secured Notes due 2021--incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed June 16, 2016.

4.17
Intercreditor Agreement, dated as of June 10, 2016, among Cenveo Corporation, Cenveo, Inc., certain other subsidiaries of Cenveo, Inc. that become party thereto from time to time as guarantors, Bank of America, N.A., as administrative agent for the holders of the senior priority obligations, and The Bank of New York Mellon, as collateral agent for the holders of the junior priority obligations--incorporated by reference to Exhibit 4.6 to registrant's current report on Form 8-K filed June 16, 2016.

4.18
Amendment No. 1 to the Intercreditor Agreement, dated as of June 10, 2016, among Cenveo Corporation, Cenveo, Inc., certain other subsidiaries of Cenveo, Inc. as guarantors, Bank of America, N.A., as administrative agent for the holders of the revolving credit obligations, The Bank of New York Mellon, as collateral agent for the holders of the 2016 secured notes obligations, and The Bank of New York Mellon, as collateral agent for the holders of the fixed asset obligations--incorporated by reference to Exhibit 4.7 to registrant's current report on Form 8-K filed June 16, 2016.

4.19
Amendment No. 1 to the Intercreditor Agreement, dated as of June 10, 2016, among Cenveo Corporation, Cenveo, Inc., certain other subsidiaries of Cenveo, Inc. as guarantors, Bank of America, N.A., as administrative agent for the holders of the revolving credit obligations, The Bank of New York Mellon, as collateral agent for the holders of the 2016 secured notes obligations, The Bank of New York Mellon, as collateral agent for the holders of the senior priority fixed asset obligations, and The Bank of New York Mellon, as collateral agent for the holders of the junior priority obligations--incorporated by reference to Exhibit 4.8 to registrant's current report on Form 8-K filed June 16, 2016.

10.1
Support Agreement, dated May 10, 2016, by and among Cenveo, Inc., Cenveo Corporation and Allianz Global Investors U.S. LLC--incorporated by reference to Exhibit 99.2 to registrant's current report on Form 8-K filed May 11, 2016.

10.2
Amendment No. 4 to the Credit Agreement, dated as of June 10, 2016, among Cenveo Corporation, Cenveo, Inc., the lenders party thereto, Bank of America, N.A., as issuing bank and swingline lender, and each of the other loan parties party thereto, and acknowledged by Bank of America, N.A., as administrative agent--incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed June 16, 2016.

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

Item 6. Exhibits
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on August 4, 2016.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)