Form 10-Q
period 2016-10-01
CENVEO, INC
filed 2016-11-03
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 2, 2016, the registrant had 8,551,968 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended October 1, 2016

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	October 1, 2016	January 2, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,894	$7,785
Accounts receivable, net	222,668	254,042
Inventories, net	111,797	121,615
Prepaid and other current assets	39,318	46,731
Assets of discontinued operations - current	—	48,566
Total current assets	378,677	478,739

Property, plant and equipment, net	208,710	210,578
Goodwill	175,304	175,338
Other intangible assets, net	126,184	130,450
Other assets, net	23,362	24,070
Assets of discontinued operations - long-term	—	62,851
Total assets	$912,237	$1,082,026
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$57,132	$5,373
Accounts payable	172,272	200,120
Accrued compensation and related liabilities	23,027	31,961
Other current liabilities	61,580	88,814
Liabilities of discontinued operations - current	280	22,268
Total current liabilities	314,291	348,536

Long-term debt	986,955	1,203,250
Other liabilities	193,232	198,926
Liabilities of discontinued operations - long-term	—	1,153
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	86	85
Paid-in capital	382,038	372,240
Retained deficit	(868,044)	(936,234)
Accumulated other comprehensive loss	(96,321)	(105,930)
Total shareholders’ deficit	(582,241)	(669,839)
Total liabilities and shareholders’ deficit	$912,237	$1,082,026

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$405,955	$419,783	$1,242,757	$1,262,819
Cost of sales	335,733	347,409	1,033,122	1,050,004
Selling, general and administrative expenses	45,560	45,394	137,533	136,559
Amortization of intangible assets	1,375	1,981	4,361	5,756
Restructuring and other charges	2,414	5,483	8,284	11,529
Operating income	20,873	19,516	59,457	58,971
Interest expense, net	20,318	25,095	65,925	76,001
(Gain) loss on early extinguishment of debt, net	(7,442)	—	(80,328)	559
Other income, net	(1,735)	(1,332)	(2,825)	(773)
Income (loss) from continuing operations before income taxes	9,732	(4,247)	76,685	(16,816)
Income tax expense (benefit)	987	(685)	4,060	(1,720)
Income (loss) from continuing operations	8,745	(3,562)	72,625	(15,096)
Income (loss) from discontinued operations, net of taxes	686	319	(4,435)	1,769
Net income (loss)	9,431	(3,243)	68,190	(13,327)
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	2,507	1,433	7,467	4,117
Currency translation adjustment, net	557	(1,893)	2,142	(3,132)
Total other comprehensive income	3,064	(460)	9,609	985
Comprehensive income (loss)	$12,495	$(3,703)	$77,799	$(12,342)

Income (loss) per share – basic:
Continuing operations	$1.02	$(0.42)	$8.53	$(1.78)
Discontinued operations	0.08	0.04	(0.52)	0.21
Net income (loss)	$1.10	$(0.38)	$8.01	$(1.57)

Income (loss) per share – diluted:
Continuing operations	$1.00	$(0.42)	$7.61	$(1.78)
Discontinued operations	0.08	0.04	(0.46)	0.21
Net income (loss)	$1.08	$(0.38)	$7.15	$(1.57)

Weighted average shares outstanding:
Basic	8,552	8,484	8,518	8,477
Diluted	8,967	8,484	9,745	8,477

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Nine Months Ended
	October 1, 2016	September 26, 2015
Cash flows from operating activities:
Net income (loss)	$68,190	$(13,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Loss on sale of discontinued operations, net of taxes	1,948	—
Loss (income) from discontinued operations, net of taxes	2,487	(1,769)
Depreciation and amortization, excluding non-cash interest expense	35,545	35,633
Non-cash interest expense, net	6,963	7,532
Deferred income taxes	1,068	(2,962)
Gain on sale of assets	(4,468)	(2,323)
Non-cash restructuring and other charges, net	3,450	6,050
(Gain) loss on early extinguishment of debt, net	(80,328)	559
Stock-based compensation provision	1,230	1,481
Other non-cash charges	3,491	3,711
Changes in operating assets and liabilities:
Accounts receivable	29,491	5,243
Inventories	8,186	(12,530)
Accounts payable and accrued compensation and related liabilities	(39,004)	(3,790)
Other working capital changes	(24,952)	(12,037)
Other, net	108	(9,971)
Net cash provided by operating activities of continuing operations	13,405	1,500
Net cash (used in) provided by operating activities of discontinued operations	(7,739)	13,345
Net cash provided by operating activities	5,666	14,845
Cash flows from investing activities:
Capital expenditures	(31,173)	(19,245)
Cost of business acquisitions	—	(1,996)
Proceeds from sale of property, plant and equipment	8,272	1,471
Proceeds from sale of assets	2,000	2,180
Net cash used in investing activities of continuing operations	(20,901)	(17,590)
Net cash provided by (used in) investing activities of discontinued operations	94,364	(1,864)
Net cash provided by (used in) investing activities	73,463	(19,454)
Cash flows from financing activities:
Proceeds from issuance of 4% secured notes due 2021	50,000	—
Payment of financing-related costs and expenses and debt issuance discounts	(9,967)	(1,309)
Repayments of other long-term debt	(4,115)	(3,345)
Repayment of 11.5% senior notes due 2017	(4,725)	(22,720)
Repayment of 7% senior exchangeable notes	(40,207)	—
Purchase and retirement of common stock upon vesting of RSUs	(341)	(218)
Proceeds from exercise of stock options	—	2
Borrowings under ABL Facility due 2021	368,600	358,900
Repayments under ABL Facility due 2021	(441,700)	(328,500)
Net cash (used in) provided by financing activities of continuing operations	(82,455)	2,810
Net cash used in financing activities of discontinued operations	(8)	(352)
Net cash (used in) provided by financing activities	(82,463)	2,458
Effect of exchange rate changes on cash and cash equivalents	443	(536)
Net decrease in cash and cash equivalents	(2,891)	(2,687)
Cash and cash equivalents at beginning of period	7,785	14,593
Cash and cash equivalents at end of period	4,894	11,906
Less cash and cash equivalents of discontinued operations	—	(2,332)
Cash and cash equivalents of continuing operations at end of period	$4,894	$9,574

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of October 1, 2016, and the results of operations for the three and nine months ended October 1, 2016, and September 26, 2015, and cash flows for the nine months ended October 1, 2016, and September 26, 2015. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine months ended October 1, 2016, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The January 2, 2016 consolidated balance sheet has been derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016, filed with the SEC. Certain amounts in the January 2, 2016 condensed consolidated balance sheet have been reclassified to conform to the current year presentation. The reporting periods for the three and nine months ended October 1, 2016, and September 26, 2015, each consisted of 13 and 39 weeks, respectively.

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

On July 8, 2016, the Company announced a reverse split of its common stock, par value $0.01 per share (the "Common Stock"), at a ratio of 1-for-8, effective July 13, 2016 (the "Reverse Stock Split"). The Common Stock began trading on a split-adjusted basis on July 14, 2016. The Reverse Stock Split was approved by the Company’s stockholders at the annual meeting of the stockholders held on May 26, 2016. As a result of the Reverse Stock Split, each eight pre-split shares of Common Stock outstanding were automatically combined into one new share of Common Stock without any action on the part of the respective holders, and the number of outstanding common shares on the date of the split was reduced from approximately 68.5 million shares to approximately 8.5 million shares. The Reverse Stock Split also applied to Common Stock issuable upon the exchange of the Company’s outstanding 7% senior exchangeable notes due 2017 (the "7% Notes") and upon the exercise of the Company’s outstanding warrants and the Company's outstanding stock options, restricted share units ("RSUs"), and performance share units ("PSUs"), (collectively, the "Equity Awards"). In addition, the authorized Common Stock was initially increased from 100 million to 120 million shares and then adjusted in the Reverse Stock Split from 120 million to 15 million shares. The Company's historical condensed consolidated financial statements have been retroactively adjusted to give recognition to the Reverse Stock Split for all periods presented.

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

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 340): Simplifying the Measurement of Inventory." Under ASU 2015-11, companies utilizing the first-in, first-out or average cost method should measure inventory at the lower of cost or net realizable value, whereas net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Company expects that the future adoption of ASU 2015-11 will not have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

in a classified balance sheet. This ASU is effective for annual periods beginning after December 15, 2016. As of October 1, 2016, the Company had $2.0 million of current deferred tax assets that would be reclassified from prepaid and other current assets to other assets, net in the Company's condensed consolidated balance sheet.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new standard simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective in the first quarter of fiscal 2017 and early adoption is permitted if all amendments are adopted in the same period. The Company expects that the future adoption of ASU 2016-09 will not have a material impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017. The Company expects that the future adoption of ASU 2016-15 will not have a material impact on its consolidated financial statements.

2. Acquisitions

The Company accounts for business combinations under the provisions of ASC 805 "Business Combination". Acquisitions are accounted for by the acquisition method, and accordingly, the assets and liabilities of the acquired businesses have been recorded at their estimated fair values on the acquisition date with the excess of the purchase price over their estimated fair values recorded as goodwill. In the event the estimated fair values of the assets and liabilities acquired exceed the purchase price paid, a bargain purchase gain is recorded in the statements of operations.

Acquisition-related costs are expensed as incurred. Acquisition-related costs, including integration costs, included in selling, general and administrative expenses in the Company’s statements of operations were zero for both the three and nine months ended October 1, 2016, and were $0.7 million and $1.0 million for the three and nine months ended September 26, 2015, respectively.

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

The results of operations and cash flows are included in the Company’s condensed consolidated statements of operations and cash flows from August 7, 2015. Pro forma results for the three and nine months ended September 26, 2015, assuming the acquisition had been made on December 29, 2013, are not presented, as the effect would not be material.

3. Discontinued Operations

On January 19, 2016, the Company completed the sale of the Packaging Business. The Company received total cash proceeds of approximately $88.1 million, net of transaction costs of approximately $6.3 million. This resulted in the recognition of a total loss of $5.1 million, of which a gain of $1.2 million and a loss of $0.1 million were recorded during the three and nine months ended October 1, 2016, respectively. In the fourth quarter of 2015, the Company recorded a non-cash loss on the sale of $5.0 million. The loss was based on the executed purchase agreement and the net assets of the Packaging Business. During the fourth quarter of 2015, the Company recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction. In addition to the proceeds, $5.0 million of purchase price consideration has been held in escrow (the "Holdback Amount") and will be paid to the Company subject to the satisfaction of certain conditions. Any amount received from the Holdback Amount will be recognized as income when received.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of October 1, 2016, and January 2, 2016 (in thousands):

	October 1, 2016	January 2, 2016
Accounts receivable, net	$—	$23,244
Inventories	—	18,603
Other current assets	—	6,719
Assets of discontinued operations - current	—	48,566
Property, plant and equipment, net	—	48,244
Goodwill and other long-term assets	—	14,607
Assets of discontinued operations - long-term	—	62,851
Accounts payable	—	17,917
Other current liabilities	280	4,351
Liabilities of discontinued operations - current	280	22,268
Long-term debt and other liabilities	—	1,153
Liabilities of discontinued operations - long-term	—	1,153
Net (liabilities) assets of discontinued operations	$(280)	$87,996

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales	$—	$44,166	$6,637	$137,092
Cost of sales	—	37,679	6,625	117,110
Selling, general and administrative expenses	—	5,187	2,242	15,321
Amortization of intangible assets	—	539	—	1,617
Restructuring and other charges	—	31	1	379
Interest expense, net	—	28	7	92
Other expense (income), net	490	(149)	728	(578)
(Loss) income from discontinued operations	(490)	851	(2,966)	3,151
Gain (loss) on sale of discontinued operations	1,176	—	(97)	—
Income (loss) from discontinued operations before income taxes	686	851	(3,063)	3,151
Income tax expense	—	532	1,372	1,382
Income (loss) from discontinued operations, net of taxes	$686	$319	$(4,435)	$1,769
Income (loss) per share - basic	$0.08	$0.04	$(0.52)	$0.21
Income (loss) per share - diluted	$0.08	$0.04	$(0.46)	$0.21

4. Inventories

Inventories by major category are as follows (in thousands):

	October 1, 2016	January 2, 2016
Raw materials	$32,717	$40,938
Work in process	15,007	14,696
Finished goods	64,073	65,981
	$111,797	$121,615

5. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	October 1, 2016	January 2, 2016
Land and land improvements	$8,537	$9,194
Buildings and building improvements	79,443	82,206
Machinery and equipment	536,224	525,914
Furniture and fixtures	9,463	8,696
Construction in progress	15,920	10,181
	649,587	636,191
Accumulated depreciation	(440,877)	(425,613)
	$208,710	$210,578

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Sale-Leaseback Transaction

On June 30, 2016, the Company sold the real estate used by one manufacturing facility related to its envelope segment for net proceeds of $7.9 million and entered into a five year operating lease for the same facility, with options to renew for up to two additional five year periods. In connection with the sale, the Company maintained continuing involvement in one capital improvement project which, under ASC 840 "Leases," resulted in the deferral of sale-leaseback accounting. During the three months ended October 1, 2016, the Company no longer maintained any continuing involvement obligations and accordingly the transaction qualified for sales-leaseback accounting. As a result, the Company recorded a gain of approximately $2.1 million in other income, net in the condensed consolidated statement of operations and a deferred gain of approximately $2.8 million which will be recognized ratably over the original five year lease.

6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of October 1, 2016, by reportable segment are as follows (in thousands):

	Envelope	Print	Label	Total
Balance as of January 2, 2016	$23,433	$42,628	$109,277	$175,338
Foreign currency translation	—	(34)	—	(34)
Balance as of October 1, 2016	$23,433	$42,594	$109,277	$175,304

Other intangible assets are as follows (in thousands):

		October 1, 2016				January 2, 2016
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	7	$114,329	$(27,234)	$(58,896)	$28,199	$114,345	$(27,234)	$(55,209)	$31,902
Trademarks and trade names	22	64,538	(46,493)	(9,015)	9,030	64,540	(46,493)	(8,649)	9,398
Leasehold interest	17	4,430	—	(686)	3,744	4,430	—	(516)	3,914
Patents	9	3,528	—	(3,217)	311	3,528	—	(3,192)	336
Subtotal	11	186,825	(73,727)	(71,814)	41,284	186,843	(73,727)	(67,566)	45,550

Intangible assets with indefinite lives:
Trade names		84,900	—	—	84,900	84,900	—	—	84,900
Total		$271,725	$(73,727)	$(71,814)	$126,184	$271,743	$(73,727)	$(67,566)	$130,450

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2016	$1,359
2017	5,272
2018	5,003
2019	4,885
2020	4,885
2021	4,731
Thereafter	15,149
Total	$41,284

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and nine months ended October 1, 2016, or September 26, 2015, respectively.

7. Long-Term Debt

Long-term debt is as follows (in thousands):

	October 1, 2016	January 2, 2016
ABL Facility due 2021 (1)	$75,100	$148,200
4.0% secured notes due 2021 ($50 million and $0 outstanding principal amount as of October 1, 2016, and January 2, 2016, respectively)	49,883	—
8.500% junior priority secured notes due 2022 ($248.0 million outstanding principal amount as of October 1, 2016, and January 2, 2016)	241,300	240,533
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of October 1, 2016, and January 2, 2016)	529,252	526,533
6.000% senior unsecured notes due 2024 ($104.5 million and $0 outstanding principal amount as of October 1, 2016, and January 2, 2016, respectively)	85,063	—
11.5% senior notes due 2017 ($40.5 million and $199.7 million outstanding principal amount as of October 1, 2016, and January 2, 2016, respectively)	40,120	195,846
7% senior exchangeable notes due 2017 ($11.2 million and $83.3 million outstanding principal amount as of October 1, 2016, and January 2, 2016, respectively)	11,171	82,430
Other debt including capital leases	12,198	15,081
	1,044,087	1,208,623
Less current maturities	(57,132)	(5,373)
Long-term debt	$986,955	$1,203,250
 __________________________

(1) The weighted average interest rate outstanding for the ABL Facility was 3.6% and 2.8% as of October 1, 2016, and January 2, 2016, respectively.

The estimated fair value of the Company’s outstanding indebtedness was approximately $937.8 million and $895.7 million as of October 1, 2016, and January 2, 2016, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon review of observable pricing in secondary markets for each debt instrument.

As of October 1, 2016, the Company was in compliance with all covenants under its long-term debt.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Exchange Offer

On June 10, 2016, the Company's wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer") closed its exchange offer (the "Exchange Offer") whereby $149.3 million, or approximately 80%, of its outstanding 11.5% senior notes due 2017 (the "11.5% Notes") were exchanged for $104.5 million of newly issued 6.000% senior unsecured notes due 2024 (the "6.000% Unsecured Notes") and warrants (the "Warrants") to purchase shares of Common Stock, representing in the aggregate 16.6% of the outstanding Common Stock as of June 10, 2016. Subsequent to the Exchange Offer, $40.5 million of 11.5% Notes remained outstanding as of October 1, 2016. Included in the total amount exchanged was $4.2 million of 11.5% Notes owned by affiliated noteholders, whose notes were exchanged for 6.000% Unsecured Notes and Warrants pursuant to a simultaneous and separately negotiated securities exchange agreement. In connection with the Exchange Offer, the Company capitalized debt issuance costs of $7.4 million, all of which will be amortized over the life of the 6.000% Unsecured Notes, and of which $7.3 million is unamortized at October 1, 2016.

For accounting purposes, the Exchange Offer was treated as an extinguishment of the 11.5% Notes and the issuance of the new 6.000% Unsecured Notes. Upon extinguishment, the net carrying amount of the 11.5% Notes was written off and the 6.000% Unsecured Notes were recorded at fair value based on market comparable transactions at the time of the Exchange Offer. The fair value of the 6.000% Unsecured Notes was based on market value pricing, using observable market-based data for similar issuances (Level 2). The Company estimates the fair value of the 6.000% Unsecured Notes on the date of issuance was $92.0 million. The discount of $12.5 million was recorded as a component of the gain on early extinguishment of debt, net, and will be amortized over the life of the 6.000% Unsecured Notes using the effective interest method.

The 6.000% Unsecured Notes were issued pursuant to an Indenture, dated as of June 10, 2016 (the "Indenture"), among the Company, Subsidiary Issuer, the other guarantors party thereto and The Bank of New York Mellon ("BNY Mellon"), as trustee. The 6.000% Unsecured Notes will mature on May 15, 2024. Interest on the 6.000% Unsecured Notes is payable semi-annually in arrears on May 15 and November 15 of each year, commencing November 15, 2016. The 6.000% Unsecured Notes and the related guarantees are the Subsidiary Issuer's and the guarantors’ senior unsecured obligations. The 6.000% Unsecured Notes are fully and unconditionally guaranteed on a senior basis by the Company and by certain of its existing and future U.S. subsidiaries (other than the Subsidiary Issuer) and, under certain circumstances, certain of its future Canadian subsidiaries. As such, the 6.000% Unsecured Notes rank pari passu with the Subsidiary Issuer's and the guarantors’ existing and future senior indebtedness, senior to the Subsidiary Issuer's and the guarantors’ future indebtedness that is expressly subordinated to the 6.000% Unsecured Notes, effectively junior to the Subsidiary Issuer's and the guarantors’ existing and future indebtedness that is secured by liens to the extent of the value of the collateral securing such indebtedness and structurally subordinated to all of the existing and future liabilities, including trade payables, of the Company’s subsidiaries that do not guarantee the 6.000% Unsecured Notes. The Indenture contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company's ability and the ability of the Subsidiary Issuer and the other subsidiaries of the Company to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to shareholders; purchase or prepay subordinated indebtedness; make investments; create liens or use assets as security in other transactions; merge or consolidate, or sell, transfer, lease or dispose of assets; and engage in transactions with affiliates. The Indenture also contains certain customary affirmative covenants and events of default.

The Warrants were issued pursuant to a Warrant Agreement, dated as of June 10, 2016 (the "Warrant Agreement"), between the Company and Computershare Trust Company, N.A., as warrant agent. Each Warrant is currently exercisable for 0.125 shares of Common Stock at $12.00 per share as adjusted as a result of the Company’s recent Reverse Stock Split, subject to mandatory cashless exercise provisions. The number of shares for which a Warrant may be exercised and the exercise price are subject to adjustment in certain events. The Warrants will be exercisable at any time prior to their expiration on June 10, 2024. The Company used the Black-Scholes-Merton option-pricing model, which resulted in a fair value of $6.3 million for the Warrants. The Company recorded the fair value in paid-in capital in the Company's condensed consolidated balance sheet.

In connection with the issuance of the Warrants, the Company and Allianz Global Investors U.S. LLC ("Allianz") entered into a Warrant Registration Rights Agreement, dated as of June 10, 2016 (the "Registration Rights Agreement"), pursuant to which the Company has agreed to file a shelf registration statement covering the resale of the Warrants and the shares of Common Stock to be issued upon exercise of the Warrants. Under the Registration Rights Agreement, the Company is obligated to cause to be filed such shelf registration agreement on or prior to November 21, 2016 and to use its commercially reasonable efforts to have such registration statement declared effective within 60 days after the initial date of filing thereof, and to keep such shelf registration statement effective until the earlier of (i) the fifth anniversary of the effective date of the shelf registration statement and (ii) the date all transfer restricted securities covered by the shelf registration statement have been sold as contemplated in the shelf registration statement. If the Company fails to satisfy its obligations under the Registration Rights Agreement, it will be required to pay liquidated damages to the holders of the Warrants under certain circumstances.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

ABL Amendment

Concurrent with the Exchange Offer, the Company and Subsidiary Issuer entered into Amendment No. 4, dated as of June 10, 2016 (the "ABL Amendment No. 4"), to the Subsidiary Issuer's asset-based revolving credit facility (the "ABL Facility"), which, among other things, extends the term of the ABL Facility through 2021 and reduces the commitments thereunder by $50 million to $190 million. The ABL Facility now matures in June 2021, with a springing maturity of May 2019 ahead of the Subsidiary Issuer's existing 6.000% senior priority secured notes due 2019 (the "6.000% Secured Notes") in the event that more than $10.0 million of the 6.000% Secured Notes remain outstanding at such time. In connection with this amendment, the Company capitalized debt issuance costs of $2.3 million.

Indenture and Note Purchase Agreement

Concurrent with the Exchange Offer, the Company and Subsidiary Issuer also entered into a secured Indenture and Note Purchase Agreement, dated as of June 10, 2016 (the "Indenture and Note Purchase Agreement"), with certain affiliates of or funds managed by Allianz (collectively, the "Purchasers"), pursuant to which Subsidiary Issuer issued 4% secured notes to the Purchasers in an aggregate principal amount of $50.0 million (the "4% Secured Notes") at par, the proceeds of which were applied to reduce the outstanding principal amount under the ABL Facility. The 4% Secured Notes mature in December 2021, with a springing maturity of May 2019 ahead of the 6.000% Secured Notes. The 4% Secured Notes bear interest at 4% per annum, payable quarterly in arrears on the last day of March, June, September and December in each year, commencing September 30, 2016, and are secured by the same collateral that secures the ABL Facility, the 6.000% Secured Notes and the Subsidiary Issuer's existing 8.500% junior priority secured notes due 2022 (the "8.500% Notes"). With respect to the ABL Facility, the 4% Secured Notes rank junior with respect to all collateral up to a certain maximum principal amount of the ABL Facility. With respect to the 6.000% Secured Notes, the 4% Secured Notes rank junior with respect to notes priority collateral and senior with respect to ABL Facility priority collateral. With respect to the 8.500% Notes, the 4% Secured Notes rank senior with respect to all collateral. Such ranking of the 4% Secured Notes with respect to the 6.000% Secured Notes and the 8.500% Notes is the same ranking that the ABL Facility has with such notes. The Indenture and Note Purchase Agreement contains a number of covenants which, among other things, restrict, subject to certain exceptions, the Company’s ability and the ability of the Subsidiary Issuer and the other subsidiaries of the Company to incur additional indebtedness; declare or pay dividends, redeem stock or make other distributions to shareholders; purchase or prepay certain specified indebtedness; dispose of assets; make investments; grant liens on assets; merge or consolidate or transfer certain assets; and engage in transactions with affiliates. The Indenture and Note Purchase Agreement also contains certain customary affirmative covenants. In connection with the issuance of the 4% Secured Notes, the Company capitalized debt issuance costs of $0.1 million.

7% Note Purchase Agreement

In addition, on July 18, 2016, the Company, Subsidiary Issuer and Allianz completed the last transactions contemplated by the Support Agreement, dated as of May 10, 2016, among the Company, Subsidiary Issuer and Allianz, pursuant to which Allianz agreed to, among other things, tender and sell to Subsidiary Issuer all of its 7% Notes owned by Allianz in the aggregate principal amount of $37.5 million in exchange for: (a) payment in cash in an amount equal to (i) the aggregate principal amount of such 7% Notes multiplied by 0.6 plus (ii) an amount of interest on the amount payable pursuant to the immediately preceding clause (i) at an annual interest rate of 7% per annum, such interest accruing from June 10, 2016 until (and including) the closings of the purchases and computed based on a year of 360 days; (b) payment in cash of interest that accrued in respect of such 7% Notes in accordance with the indenture relating to such 7% Notes but remained unpaid at the closings of the purchases; and (c) delivery to Allianz of Warrants to purchase Common Stock, representing in the aggregate 3.3% of the outstanding Common Stock as of June 10, 2016.

In connection with such agreement, during the second quarter of 2016, the Subsidiary Issuer repurchased an aggregate of $16.5 million of its 7% Notes for $10.1 million and issued an aggregate of 984,342 Warrants. Additionally, during the third quarter of 2016, the Subsidiary Issuer repurchased (the "July 2016 Repurchase") an aggregate of $21.0 million of its 7% Notes for $13.0 million and issued an aggregate of 1,255,485 Warrants.

Extinguishments

In the third quarter of 2016, the Company recorded a gain on early extinguishment of debt of $7.4 million related to the July 2016 Repurchase, of which $8.4 million related to a discount on the purchase price, partially offset by the fair value of the Warrants issued of $0.7 million, a write off of unamortized debt issuance costs of $0.2 million, and $0.1 million of transaction fees and expenses. The fair value of the Warrants was determined using the Black-Scholes-Merton option-pricing model.

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

The Company recognized a total gain on early extinguishment of debt of $7.4 million and $80.3 million during the three and nine months ended October 1, 2016, respectively, and a total loss on early extinguishment of debt of zero and $0.6 million during the three and nine months ended September 26, 2015, respectively.

Subsequent Event

During the fourth quarter of 2016, the Company extinguished $5.7 million of its 7% Notes. In connection with these retirements, the Company recorded a loss on early extinguishment of debt of less than $0.1 million, primarily related to the write-off unamortized debt issuance costs.

During the fourth quarter of 2016, the Company announced it has commenced the process of redeeming $20.0 million of its 11.5% Notes at a call price of par. This process is anticipated to be complete by the end of 2016.

8. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, management believes the outcome of these various proceedings will not have a material effect on the Company’s financial statements. In the second quarter of 2016, the Company reached confidential agreements to settle controversies and disputes in connection with certain product warranty litigations. Total expense related to the litigation and associated accruals, recognized in selling, general and administrative expenses in the condensed consolidated statement of operations was $1.5 million for the nine months ended October 1, 2016.

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

9. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of October 1, 2016. On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of January 2, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, and accounts payable are reasonable estimates of their fair values as of October 1, 2016, and January 2, 2016, due to the short-term nature of these instruments. See Note 7 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions (Note 2) at fair value.

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Service cost	$—	$—	$1	$1
Interest cost	3,555	3,505	10,645	10,553
Expected return on plan assets	(4,775)	(5,280)	(14,326)	(15,732)
Net amortization and deferral	1	—	3	—
Recognized net actuarial loss	2,507	2,339	7,467	6,651
Net periodic expense	$1,288	$564	$3,790	$1,473

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended October 1, 2016 and September 26, 2015, and $0.5 million for both the nine months ended October 1, 2016, and September 26, 2015.

For the nine months ended October 1, 2016, the Company made total contributions of $0.8 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $1.4 million to its pension, SERP and OPEB plans for the remainder of 2016.

11. Stock-Based Compensation

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.2 million and $1.0 million for the three months ended October 1, 2016, and September 26, 2015, respectively, and $1.2 million and $1.5 million for the nine months ended October 1, 2016 and September 26, 2015, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of October 1, 2016, there was approximately $1.6 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.3 years.

Stock Options
A summary of the Company’s outstanding stock options as of and for the nine months ended October 1, 2016, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 2, 2016	190,250	$34.56	3.0	$—
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(58,573)	53.12
Outstanding at October 1, 2016	131,677	$26.31	3.1	$—
Exercisable at October 1, 2016	70,732	$32.74	1.9	$—
RSUs
A summary of the Company’s non-vested RSUs as of and for the nine months ended October 1, 2016, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at January 2, 2016	105,087	$18.43
Granted	20,961	9.66
Vested	(43,084)	18.29
Forfeited	—	—
Unvested at October 1, 2016	82,964	$16.28

The total fair value of RSUs which vested during the three and nine months ended October 1, 2016, was $0.3 million.
On July 28, 2016, a total of 20,961 RSUs, which vest one year from the date of issuance, were issued to the independent members of the Company's Board of Directors. The fair value of these awards was determined based on the Company's stock price on the date of issuance.

PSUs

A summary of the Company's non-vested PSUs as of and for the nine months ended October 1, 2016 is as follows:

	PSUs	Weighted Average Grant Date Fair Value
Unvested at January 2, 2016	70,625	$19.04
Granted	—	—
Vested	(70,625)	19.04
Forfeited	—	—
Unvested at October 1, 2016	—	$—

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses recognized as a result of these plans.

2016 Activity

Restructuring and other charges for the three months ended October 1, 2016 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$384	$—	$22	$—	$—	$66	$472
Residual Plans	—	—	—	—	—	5	5
Acquisition Integration Plans	—	—	—	—	—	19	19
Total Envelope	384	—	22	—	—	90	496
Print
2016 Plan	92	—	—	—	—	—	92
2015 Plan	—	—	—	—	—	162	162
Residual Plans	—	—	—	—	203	20	223
Total Print	92	—	—	—	203	182	477
Label
2016 Plan	158	—	—	—	—	4	162
2015 Plan	(45)	—	—	—	—	(81)	(126)
Total Label	113	—	—	—	—	(77)	36
Corporate
2016 Plan	1,448	—	—	—	—	—	1,448
2015 Plan	(54)	—	—	—	—	—	(54)
Residual Plans	—	—	—	—	—	11	11
Total Corporate	1,394	—	—	—	—	11	1,405
Total Restructuring and Other Charges	$1,983	$—	$22	$—	$203	$206	$2,414

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the nine months ended October 1, 2016 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$481	$—	$22	$—	$—	$66	$569
2015 Plan	13	—	—	—	—	—	13
Residual Plans	—	—	—	—	54	7	61
Acquisition Integration Plans	—	146	276	—	—	137	559
Total Envelope	494	146	298	—	54	210	1,202
Print
2016 Plan	107	—	—	—	—	—	107
2015 Plan	(3)	—	—	—	—	283	280
Residual Plans	1	—	—	113	715	58	887
Acquisition Integration Plans	—	—	—	45	—	—	45
Total Print	105	—	—	158	715	341	1,319
Label
2016 Plan	191	—	—	—	—	5	196
2015 Plan	558	—	—	—	—	1,078	1,636
Asset Impairments	—	2,300	—	—	—	—	2,300
Total Label	749	2,300	—	—	—	1,083	4,132
Corporate
2016 Plan	1,655	—	—	—	—	3	1,658
2015 Plan	(54)	—	—	—	—	—	(54)
Residual Plans	—	—	—	—	—	27	27
Total Corporate	1,601	—	—	—	—	30	1,631
Total Restructuring and Other Charges	$2,949	$2,446	$298	$158	$769	$1,664	$8,284

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2015 Activity

Restructuring and other charges for the three months ended September 26, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$61	$—	$—	$—	$—	$—	$61
Residual Plans	(18)	—	—	—	44	5	31
Acquisition Integration Plans	—	—	5	—	—	84	89
Total Envelope	43	—	5	—	44	89	181
Print
2015 Plan	172	—	—	—	—	—	172
Residual Plans	10	—	4	36	4,160	91	4,301
Total Print	182	—	4	36	4,160	91	4,473
Label
2015 Plan	(6)	—	116	—	—	170	280
Residual Plans	1	—	—	—	—	—	1
Total Label	(5)	—	116	—	—	170	281
Corporate
2015 Plan	503	—	—	—	—	45	548
Total Corporate	503	—	—	—	—	45	548
Total Restructuring and Other Charges	$723	$—	$125	$36	$4,204	$395	$5,483

Restructuring and other charges for the nine months ended September 26, 2015 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2015 Plan	$147	$—	$—	$—	$—	$—	$147
Residual Plans	252	—	—	(22)	126	62	418
Acquisition Integration Plans	45	1,895	33	286	—	494	2,753
Total Envelope	444	1,895	33	264	126	556	3,318
Print
2015 Plan	384	—	—	—	—	—	384
Residual Plans	72	181	39	127	4,448	1,089	5,956
Total Print	456	181	39	127	4,448	1,089	6,340
Label
2015 Plan	20	—	133	—	—	197	350
Residual Plans	129	—	—	—	—	—	129
Total Label	149	—	133	—	—	197	479
Corporate
2015 Plan	1,309	—	—	—	—	69	1,378
Residual Plans	—	—	—	—	—	14	14
Total Corporate	1,309	—	—	—	—	83	1,392
Total Restructuring and Other Charges	$2,358	$2,076	$205	$391	$4,574	$1,925	$11,529

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2016 Plan
Balance as of January 2, 2016	$—	$—	$—	$—	$—
Accruals, net	2,434	—	—	96	2,530
Payments	(837)	—	—	(96)	(933)
Balance as of October 1, 2016	$1,597	$—	$—	$—	$1,597

2015 Plan
Balance as of January 2, 2016	$276	$—	$—	$—	$276
Accruals, net	514	—	—	1,361	1,875
Payments	(493)	—	—	(1,102)	(1,595)
Balance as of October 1, 2016	$297	$—	$—	$259	$556

Residual Plans
Balance as of January 2, 2016	$3	$411	$19,842	$—	$20,256
Accruals, net	1	113	769	92	975
Payments	(4)	(524)	(2,542)	(92)	(3,162)
Balance as of October 1, 2016	$—	$—	$18,069	$—	$18,069

Acquisition Integration Plans
Balance as of January 2, 2016	$—	$392	$—	$—	$392
Accruals, net	—	45	—	413	458
Payments	—	(437)	—	(413)	(850)
Balance as of October 1, 2016	$—	$—	$—	$—	$—

Total Restructuring Liability	$1,894	$—	$18,069	$259	$20,222

As of October 1, 2016, the total restructuring liability was $20.2 million, of which $4.3 million is included in other current liabilities and $15.9 million is included in other liabilities in the Company's condensed consolidated balance sheet.

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of January 2, 2016	$(7,200)	$(98,730)	$(105,930)
Other comprehensive loss before reclassifications	(196)	—	(196)
Amounts reclassified from AOCI	2,338	7,467	9,805
Other comprehensive income	2,142	7,467	9,609
Balance as of October 1, 2016	$(5,058)	$(91,263)	$(96,321)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Changes in Foreign Currency Translation
Loss on foreign exchange	$393	$—	$2,338	$—	Income (loss) from discontinued operations, net of taxes
Changes in pension and other employee benefit accounts:
Net actuarial losses	2,507	2,339	7,467	6,651	Cost of sales
	2,900	2,339	9,805	6,651	Total before tax
Taxes	—	(906)	—	(2,534)	Income tax expense (benefit)
Total reclassifications for the period	$2,900	$1,433	$9,805	$4,117	Net of tax

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

As of September 26, 2015, the effect of approximately 2.5 million shares related to the exchange of the 7% Notes for Common Stock were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of October 1, 2016, and September 26, 2015, the effect of approximately 218,000 and 374,000 shares, respectively, related to the issuance of Common Stock upon exercise of Equity Awards were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of October 1, 2016, and September 26, 2015, the effect of approximately 1.7 million and zero shares, respectively, related to the issuance of Common Stock upon exercise of Warrants were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted income (loss) per share for the three and nine months ended October 1, 2016, and September 26, 2015 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Numerator for basic and diluted income (loss) per share:
Income (loss) from continuing operations	$8,745	$(3,562)	$72,625	$(15,096)
Income (loss) from discontinued operations, net of taxes	686	319	(4,435)	1,769
Net income (loss)	$9,431	$(3,243)	$68,190	$(13,327)
Numerator for diluted income (loss) per share:
Income (loss) from continuing operations - as reported	$8,745	$(3,562)	$72,625	$(15,096)
Interest expense on 7% Notes, net of taxes	211	—	1,521	—
Income (loss) from continuing operations - after assumed conversions of dilutive shares	8,956	(3,562)	74,146	(15,096)
Income (loss) from discontinued operations, net of taxes	686	319	(4,435)	1,769
Net income (loss) for diluted loss per share - after assumed conversions of dilutive shares	$9,642	$(3,243)	$69,711	$(13,327)
Denominator for weighted average common shares outstanding:
Basic shares	8,552	8,484	8,518	8,477
Dilutive effect of 7% Notes	415	—	1,227	—
Dilutive effect of Equity Awards	—	—	—	—
Dilutive effect of Warrants	—	—	—	—
Diluted shares	8,967	8,484	9,745	8,477

Income (loss) per share – basic:
Continuing operations	$1.02	$(0.42)	$8.53	$(1.78)
Discontinued operations	0.08	0.04	(0.52)	0.21
Net income (loss)	$1.10	$(0.38)	$8.01	$(1.57)

Income (loss) per share – diluted:
Continuing operations	$1.00	$(0.42)	$7.61	$(1.78)
Discontinued operations	0.08	0.04	(0.46)	0.21
Net income (loss)	$1.08	$(0.38)	$7.15	$(1.57)

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The following tables present certain segment information (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net sales:
Envelope	$212,578	$218,454	$654,115	$664,003
Print	121,739	123,875	360,879	360,520
Label	71,638	77,454	227,763	238,296
Total	$405,955	$419,783	$1,242,757	$1,262,819
Operating income (loss):
Envelope	$16,832	$17,746	$51,604	$49,297
Print	5,446	1,541	10,756	6,207
Label	6,764	10,146	23,373	31,000
Corporate	(8,169)	(9,917)	(26,276)	(27,533)
Total	$20,873	$19,516	$59,457	$58,971
Restructuring and other charges:
Envelope	$496	$181	$1,202	$3,318
Print	477	4,473	1,319	6,340
Label	36	281	4,132	479
Corporate	1,405	548	1,631	1,392
Total	$2,414	$5,483	$8,284	$11,529
Depreciation and intangible asset amortization:
Envelope	$4,717	$4,775	$14,299	$14,608
Print	4,443	4,137	13,505	12,573
Label	1,572	2,006	5,360	6,000
Corporate	957	717	2,381	2,452
Total	$11,689	$11,635	$35,545	$35,633
Intercompany sales:
Envelope	$1,843	$1,531	$5,259	$4,674
Print	5,674	4,611	15,939	12,535
Label	716	1,342	2,306	3,010
Total	$8,233	$7,484	$23,504	$20,219

	October 1, 2016	January 2, 2016
Total assets:
Envelope	$406,538	$445,443
Print	257,705	266,074
Label	214,320	223,534
Corporate	33,674	35,558
Assets of discontinued operations	—	111,417
Total	$912,237	$1,082,026

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of October 1, 2016, and January 2, 2016, and for the three and nine months ended October 1, 2016, and September 26, 2015. The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET October 1, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,564	$211	$119	$—	$4,894
Accounts receivable, net	—	114,029	108,639	—	—	222,668
Inventories, net	—	70,582	41,215	—	—	111,797
Intercompany receivable	—	—	1,739,710	604	(1,740,314)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	35,175	2,672	2,365	(894)	39,318
Total current assets	—	261,288	1,895,692	3,088	(1,781,391)	378,677

Investment in subsidiaries	(582,241)	2,088,004	5,347	7,829	(1,518,939)	—
Property, plant and equipment, net	—	110,066	97,670	974	—	208,710
Goodwill	—	25,540	144,810	4,954	—	175,304
Other intangible assets, net	—	9,926	116,030	228	—	126,184
Other assets, net	—	19,576	3,197	589	—	23,362
Total assets	$(582,241)	$2,514,400	$2,262,746	$17,662	$(3,300,330)	$912,237

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$56,061	$1,071	$—	$—	$57,132
Accounts payable	—	107,482	64,559	231	—	172,272
Accrued compensation and related liabilities	—	18,948	3,736	343	—	23,027
Other current liabilities	—	49,292	11,621	667	—	61,580
Liabilities of discontinued operations - current	—	—	280	—	—	280
Intercompany payable	—	1,740,314	—	—	(1,740,314)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,972,097	118,205	4,486	(1,780,497)	314,291

Long-term debt	—	984,684	2,271	—	—	986,955
Other liabilities	—	139,860	54,266	—	(894)	193,232
Shareholders’ (deficit) equity	(582,241)	(582,241)	2,088,004	13,176	(1,518,939)	(582,241)
Total liabilities and shareholders’ (deficit) equity	$(582,241)	$2,514,400	$2,262,746	$17,662	$(3,300,330)	$912,237

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended October 1, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$211,525	$193,945	$485	$—	$405,955
Cost of sales	—	184,466	151,267	—	—	335,733
Selling, general and administrative expenses	—	27,855	17,526	179	—	45,560
Amortization of intangible assets	—	148	1,116	111	—	1,375
Restructuring and other charges	—	2,581	(167)	—	—	2,414
Operating (loss) income	—	(3,525)	24,203	195	—	20,873
Interest expense, net	—	20,272	46	—	—	20,318
Intercompany interest (income) expense	—	(249)	249	—	—	—
Gain on early extinguishment of debt, net	—	(7,442)	—	—	—	(7,442)
Other (income) expense, net	—	(1,877)	100	42	—	(1,735)
(Loss) income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(14,229)	23,808	153	—	9,732
Income tax expense	—	774	160	53	—	987
(Loss) income from continuing operations before equity in income (loss) of subsidiaries	—	(15,003)	23,648	100	—	8,745
Equity in income (loss) of subsidiaries	9,431	24,927	163	—	(34,521)	—
Income (loss) from continuing operations	9,431	9,924	23,811	100	(34,521)	8,745
(Loss) income from discontinued operations, net of taxes	—	(493)	1,116	63	—	686
Net income (loss)	9,431	9,431	24,927	163	(34,521)	9,431
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	3,064	363	213	—	(3,640)	—
Changes in pension and other employee benefit accounts, net of taxes	—	2,701	(194)	—	—	2,507
Currency translation adjustment, net	—	—	344	213	—	557
Total other comprehensive income (loss)	3,064	3,064	363	213	(3,640)	3,064
Comprehensive income (loss)	$12,495	$12,495	$25,290	$376	$(38,161)	$12,495

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the nine months ended October 1, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$654,350	$587,116	$1,291	$—	$1,242,757
Cost of sales	—	575,709	457,413	—	—	1,033,122
Selling, general and administrative expenses	—	85,229	51,747	557	—	137,533
Amortization of intangible assets	—	452	3,576	333	—	4,361
Restructuring and other charges	—	6,358	1,926	—	—	8,284
Operating (loss) income	—	(13,398)	72,454	401	—	59,457
Interest expense, net	—	65,779	146	—	—	65,925
Intercompany interest (income) expense	—	(740)	740	—	—	—
Gain on early extinguishment of debt, net	—	(80,328)	—	—	—	(80,328)
Other income, net	—	(877)	(1,848)	(100)	—	(2,825)
Income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	2,768	73,416	501	—	76,685
Income tax expense	—	2,827	402	831	—	4,060
(Loss) income from continuing operations before equity in income (loss) of subsidiaries	—	(59)	73,014	(330)	—	72,625
Equity in income (loss) of subsidiaries	68,190	70,889	715	—	(139,794)	—
Income (loss) from continuing operations	68,190	70,830	73,729	(330)	(139,794)	72,625
(Loss) income from discontinued operations, net of taxes	—	(2,640)	(2,840)	1,045	—	(4,435)
Net income (loss)	68,190	68,190	70,889	715	(139,794)	68,190
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	9,609	2,401	140	—	(12,150)	—
Changes in pension and other employee benefit accounts, net of taxes	—	7,208	259	—	—	7,467
Currency translation adjustment, net	—	—	2,002	140	—	2,142
Total other comprehensive income (loss)	9,609	9,609	2,401	140	(12,150)	9,609
Comprehensive income (loss)	$77,799	$77,799	$73,290	$855	$(151,944)	$77,799

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended October 1, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,230	$(81,724)	$92,403	$1,496	$—	$13,405
Net cash used in operating activities of discontinued operations	—	—	(7,301)	(438)	—	(7,739)
Net cash provided by (used in) operating activities	1,230	(81,724)	85,102	1,058	—	5,666
Cash flows from investing activities:
Capital expenditures	—	(14,317)	(16,255)	(601)	—	(31,173)
Proceeds from sale of property, plant and equipment	—	8,131	141	—	—	8,272
Proceeds from sale of assets	—	—	2,000	—	—	2,000
Net cash used in investing activities of continuing operations	—	(6,186)	(14,114)	(601)	—	(20,901)
Net cash provided by investing activities of discontinued operations	—	—	87,877	6,487	—	94,364
Net cash (used in) provided by investing activities	—	(6,186)	73,763	5,886	—	73,463
Cash flows from financing activities:
Proceeds from issuance of 4% secured notes due 2021	—	50,000	—	—	—	50,000
Payment of financing-related costs and expenses and debt issuance discounts	—	(9,967)	—	—	—	(9,967)
Repayments of other long-term debt	—	(4,136)	21	—	—	(4,115)
Repayment of 11.5% senior notes due 2017	—	(4,725)	—	—	—	(4,725)
Repayment of 7% senior exchangeable notes	—	(40,207)	—	—	—	(40,207)
Purchase and retirement of common stock upon vesting of RSUs	(341)	—	—	—	—	(341)
Borrowings under ABL Facility due 2021	—	368,600	—	—	—	368,600
Repayments under ABL Facility due 2021	—	(441,700)	—	—	—	(441,700)
Intercompany advances	(889)	169,051	(159,218)	(8,944)	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,230)	86,916	(159,197)	(8,944)	—	(82,455)
Net cash used in financing activities of discontinued operations	—	—	(8)	—	—	(8)
Net cash (used in) provided by financing activities	(1,230)	86,916	(159,205)	(8,944)	—	(82,463)
Effect of exchange rate changes on cash and cash equivalents	—	—	316	127	—	443
Net decrease in cash and cash equivalents	—	(994)	(24)	(1,873)	—	(2,891)
Cash and cash equivalents at beginning of period	—	5,558	235	1,992	—	7,785
Cash and cash equivalents at end of period	$—	$4,564	$211	$119	$—	$4,894

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET January 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,558	$235	$1,992	$—	$7,785
Accounts receivable, net	—	133,232	120,810	—	—	254,042
Inventories, net	—	74,116	47,499	—	—	121,615
Intercompany receivable	—	—	1,580,492	—	(1,580,492)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	43,349	1,807	1,575	—	46,731
Assets of discontinued operations - current	—	—	41,821	6,745	—	48,566
Total current assets	—	293,193	1,795,909	10,312	(1,620,675)	478,739

Investment in subsidiaries	(669,839)	2,014,972	4,492	7,829	(1,357,454)	—
Property, plant and equipment, net	—	113,608	96,262	708	—	210,578
Goodwill	—	22,940	147,409	4,989	—	175,338
Other intangible assets, net	—	9,533	120,451	466	—	130,450
Other assets, net	—	20,327	3,154	1,477	(888)	24,070
Assets of discontinued operations - long-term	—	1,226	62,184	—	(559)	62,851
Total assets	$(669,839)	$2,475,799	$2,229,861	$25,781	$(2,979,576)	$1,082,026

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$4,454	$919	$—	$—	$5,373
Accounts payable	—	126,384	73,601	135	—	200,120
Accrued compensation and related liabilities	—	26,812	4,846	303	—	31,961
Other current liabilities	—	71,365	16,737	712	—	88,814
Liabilities of discontinued operations - current	—	—	21,543	725	—	22,268
Intercompany payable	—	1,572,152	—	8,340	(1,580,492)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,801,167	154,584	13,460	(1,620,675)	348,536

Long-term debt	—	1,200,848	2,402	—	—	1,203,250
Other liabilities	—	143,623	56,191	—	(888)	198,926
Liabilities of discontinued operations - long-term	—	—	1,712	—	(559)	1,153
Shareholders’ (deficit) equity	(669,839)	(669,839)	2,014,972	12,321	(1,357,454)	(669,839)
Total liabilities and shareholders’ (deficit) equity	$(669,839)	$2,475,799	$2,229,861	$25,781	$(2,979,576)	$1,082,026

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended September 26, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$218,392	$200,548	$843	$—	$419,783
Cost of sales	—	187,614	159,795	—	—	347,409
Selling, general and administrative expenses	—	29,511	15,707	176	—	45,394
Amortization of intangible assets	—	239	1,622	120	—	1,981
Restructuring and other charges	—	4,875	608	—	—	5,483
Operating (loss) income	—	(3,847)	22,816	547	—	19,516
Interest expense, net	—	25,046	49	—	—	25,095
Intercompany interest (income) expense	—	(214)	214	—	—	—
Other (income) expense, net	—	(1,228)	64	(168)	—	(1,332)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(27,451)	22,489	715	—	(4,247)
Income tax (benefit) expense	—	(1,597)	666	246	—	(685)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(25,854)	21,823	469	—	(3,562)
Equity in (loss) income of subsidiaries	(3,243)	22,810	441	—	(20,008)	—
(Loss) income from continuing operations	(3,243)	(3,044)	22,264	469	(20,008)	(3,562)
(Loss) income from discontinued operations, net of taxes	—	(199)	546	(28)	—	319
Net (loss) income	(3,243)	(3,243)	22,810	441	(20,008)	(3,243)
Other comprehensive (loss) income:
Other comprehensive (loss) income of subsidiaries	(460)	(1,641)	(872)	—	2,973	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,181	252	—	—	1,433
Currency translation adjustment, net	—	—	(1,021)	(872)	—	(1,893)
Total other comprehensive (loss) income	(460)	(460)	(1,641)	(872)	2,973	(460)
Comprehensive (loss) income	$(3,703)	$(3,703)	$21,169	$(431)	$(17,035)	$(3,703)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the nine months ended September 26, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$653,778	$605,967	$3,074	$—	$1,262,819
Cost of sales	—	561,734	487,539	731	—	1,050,004
Selling, general and administrative expenses	—	87,595	48,424	540	—	136,559
Amortization of intangible assets	—	543	4,865	348	—	5,756
Restructuring and other charges	—	9,842	1,687	—	—	11,529
Operating (loss) income	—	(5,936)	63,452	1,455	—	58,971
Interest expense, net	—	75,833	168	—	—	76,001
Intercompany interest (income) expense	—	(765)	765	—	—	—
Loss on early extinguishment of debt, net	—	559	—	—	—	559
Other expense (income), net	—	(435)	(106)	(232)	—	(773)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(81,128)	62,625	1,687	—	(16,816)
Income tax (benefit) expense	—	(4,194)	1,976	498	—	(1,720)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(76,934)	60,649	1,189	—	(15,096)
Equity in (loss) income of subsidiaries	(13,327)	63,807	982	—	(51,462)	—
(Loss) income from continuing operations	(13,327)	(13,127)	61,631	1,189	(51,462)	(15,096)
(Loss) income from discontinued operations, net of taxes	—	(200)	2,176	(207)	—	1,769
Net (loss) income	(13,327)	(13,327)	63,807	982	(51,462)	(13,327)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	985	(2,880)	(890)	—	2,785	—
Changes in pension and other employee benefit accounts, net of taxes	—	3,865	252	—	—	4,117
Currency translation adjustment, net	—	—	(2,242)	(890)	—	(3,132)
Total other comprehensive income (loss)	985	985	(2,880)	(890)	2,785	985
Comprehensive (loss) income	$(12,342)	$(12,342)	$60,927	$92	$(48,677)	$(12,342)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 26, 2015 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,481	$86,182	$(85,589)	$(574)	$—	$1,500
Net cash provided by operating activities of discontinued operations	—	—	13,039	306	—	13,345
Net cash provided by (used in) operating activities	1,481	86,182	(72,550)	(268)	—	14,845
Cash flows from investing activities:
Capital expenditures	—	(14,315)	(4,693)	(237)	—	(19,245)
Cost of business acquisitions, net of cash acquired	—	(1,996)	—	—	—	(1,996)
Proceeds from sale of property, plant and equipment	—	586	885	—	—	1,471
Proceeds from sale of assets	—	—	2,180	—	—	2,180
Net cash used in investing activities of continuing operations	—	(15,725)	(1,628)	(237)	—	(17,590)
Net cash used in investing activities of discontinued operations	—	—	(1,864)	—	—	(1,864)
Net cash used in investing activities	—	(15,725)	(3,492)	(237)	—	(19,454)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(1,309)	—	—	—	(1,309)
Repayments of other long-term debt	—	(4,763)	1,418	—	—	(3,345)
Repayment of 11.5% senior notes due 2017	—	(22,720)	—	—	—	(22,720)
Purchase and retirement of common stock upon vesting of RSUs	(218)	—	—	—	—	(218)
Proceeds from exercise of stock options	2	—	—	—	—	2
Borrowings under ABL Facility due 2021	—	358,900	—	—	—	358,900
Repayments under ABL Facility due 2021	—	(328,500)	—	—	—	(328,500)
Intercompany advances	(1,265)	(76,014)	75,440	1,839	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,481)	(74,406)	76,858	1,839	—	2,810
Net cash used in financing activities of discontinued operations	—	—	(352)	—	—	(352)
Net cash (used in) provided by financing activities	(1,481)	(74,406)	76,506	1,839	—	2,458
Effect of exchange rate changes on cash and cash equivalents	—	—	(866)	330	—	(536)
Net (decrease) increase in cash and cash equivalents	—	(3,949)	(402)	1,664	—	(2,687)
Cash and cash equivalents at beginning of period	—	10,965	844	2,784	—	14,593
Cash and cash equivalents at end of period	—	7,016	442	4,448	—	11,906
Less cash and cash equivalents of discontinued operations	—	—	(82)	(2,250)	—	(2,332)
Cash and cash equivalents of continuing operations at end of period	$—	$7,016	$360	$2,198	$—	$9,574

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended January 2, 2016, which we refer to as our 2015 Form 10-K. Item 7 of our 2015 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of October 1, 2016. Cenveo, Inc. and its subsidiaries are referred to herein as "Cenveo," the "Company," "we," "our," or "us."

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

Envelope. We are the largest envelope manufacturer in North America. Our envelope segment represented approximately 52.4% and 52.6% of our net sales for the three and nine months ended October 1, 2016, respectively.

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

Print. We are one of the leading commercial printers in North America. On August 7, 2015, we added to our print operations by acquiring certain assets of Asendia USA, Inc., which we refer to as Asendia. The acquired assets provide letter shop, data processing, bindery and digital printing offerings. Our print segment represented approximately 30.0% and 29.0% of our net sales for the three and nine months ended October 1, 2016, respectively.

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

Label. We are a leading label manufacturer and one of the largest North American prescription label manufacturers for retail pharmacy chains. Our label segment represented approximately 17.6% and 18.4% of our net sales for the three and nine months ended October 1, 2016, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and nine months ended October 1, 2016, and September 26, 2015, followed by a discussion of the results of operations of each of our reportable segments for the same periods.

2016 Overview

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

During 2015, we also completed two small strategic transactions, which we refer to as the 2015 Label Transactions, which helped facilitate the exit of two non-core product lines reported within our label operating segment. Additionally, on May 2, 2016, in connection with our plan to exit our coating operation that we announced in the third quarter of 2015, we entered into an agreement with a customer to sell certain proprietary rights and specific production equipment used to produce this customer’s specific products. As a result, we recognized a gain of approximately $2.0 million associated with the sale of the proprietary rights and equipment, which was recorded in other income, net in our condensed consolidated statement of operations during the second quarter of 2016. As part of this transaction, we also earned production incentives of $3.0 million during the second quarter of 2016 associated with incremental production and delivery targets with this customer, which were recorded in net sales in our condensed consolidated statement of operations. We refer to this transaction as the 2016 Label Transaction.

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

In connection with such agreement, during the second quarter of 2016, we repurchased an aggregate of $16.5 million of 7% Notes for $10.1 million and issued an aggregate of 984,342 Warrants. During the third quarter of 2016, we repurchased an aggregate of $21.0 million of 7% Notes, which we refer to as the July 2016 Repurchase, for $13.0 million and issued an aggregate of 1,255,485 Warrants.

Concurrent with the above transactions, we amended our asset-based revolving credit facility, which we refer to as the ABL Facility, to, among other things, extend its term through 2021 and reduce the commitments thereunder by $50 million to $190 million, which we refer to as the ABL Amendment No. 4. The ABL Facility now matures in June 2021, with a springing maturity of May 2019 ahead of our existing 6.000% senior priority secured notes due 2019, which we refer to as the 6.000% Secured Notes, in the event that more than $10 million of the 6.000% Secured Notes remain outstanding at such time. On the same date, we entered into a secured indenture and note purchase agreement with Allianz pursuant to which we issued new secured notes in an aggregate principal amount of $50.0 million bearing interest at 4% per annum, which we refer to as the 4% Secured Notes. We applied the proceeds to reduce the outstanding principal amount under the ABL Facility. The 4% Secured Notes mature in December 2021.

During the fourth quarter of 2016, we extinguished $5.7 million of our 7% Notes at par. After these transactions, approximately $5.5 million aggregate principal amount of our 7% Notes remain outstanding.

As a result of the above transactions, we expect to realize additional annualized cash interest savings in excess of $20 million in 2017 as compared to 2015.

Provide Quality Product Offerings

We conduct regular reviews of our product offerings, manufacturing processes and distribution methods to ensure that they meet the changing needs of our customers. We have recently made, and expect to continue to make, technology investments that enhance our sales organization's ability to offer our customers a product that allows them to manage their programs from content through distribution. We believe our multi-product offerings along with the advancement of our current technology platform will allow us to penetrate deeper into our customer’s supply chains. Additionally, with the acquisition of Asendia on August 7, 2015, we added letter shop, data processing, bindery and digital print offerings to our commercial printing operations, all of which are areas we believe add value to our capabilities of serving our customer’s needs in-house. Lastly, we are also investing in digital and variable technology as we have seen increased customer demand for these technologies. By expanding our product offerings, we intend to increase cross-selling opportunities to our existing customer base and mitigate the impact of any decline in a given market or product.

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

Reportable Segments

We operate three complementary reportable segments: envelope, print and label. Prior to the disposition of the Packaging Business, we operated four operating segments: envelope, print, label and packaging. Based upon similar economic characteristics and management reporting, prior to the disposition of the Packaging Business, we previously aggregated the label and packaging operating segments to have a total of three reportable segments: envelope, print, and label and packaging.

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three and nine month reporting periods each consisted of 13 and 39 weeks, respectively, and ended on October 1, 2016, and September 26, 2015.

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$405,955	$419,783	$1,242,757	$1,262,819
Operating income (loss):
Envelope	$16,832	$17,746	$51,604	$49,297
Print	5,446	1,541	10,756	6,207
Label	6,764	10,146	23,373	31,000
Corporate	(8,169)	(9,917)	(26,276)	(27,533)
Total operating income	20,873	19,516	59,457	58,971
Interest expense, net	20,318	25,095	65,925	76,001
(Gain) loss on early extinguishment of debt, net	(7,442)	—	(80,328)	559
Other income, net	(1,735)	(1,332)	(2,825)	(773)
Income (loss) from continuing operations before income taxes	9,732	(4,247)	76,685	(16,816)
Income tax expense (benefit)	987	(685)	4,060	(1,720)
Income (loss) from continuing operations	8,745	(3,562)	72,625	(15,096)
Income (loss) from discontinued operations, net of taxes	686	319	(4,435)	1,769
Net income (loss)	$9,431	$(3,243)	$68,190	$(13,327)
Income (loss) per share – basic:
Continuing operations	$1.02	$(0.42)	$8.53	$(1.78)
Discontinued operations	0.08	0.04	(0.52)	0.21
Net income (loss)	$1.10	$(0.38)	$8.01	$(1.57)

Income (loss) per share – diluted:
Continuing operations	$1.00	$(0.42)	$7.61	$(1.78)
Discontinued operations	0.08	0.04	(0.46)	0.21
Net income (loss)	$1.08	$(0.38)	$7.15	$(1.57)

Net Sales

Net sales decreased $13.8 million, or 3.3%, in the third quarter of 2016, as compared to the third quarter of 2015. Sales in our envelope segment decreased $5.9 million, sales in our label segment decreased $5.8 million and sales in our print segment decreased $2.1 million.

Net sales decreased $20.1 million, or 1.6%, in the first nine months of 2016, as compared to the first nine months of 2015. Sales in our label segment decreased $10.5 million and sales in our envelope segment decreased $9.9 million, partially offset by increased sales in our print segment of $0.4 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income increased $1.4 million, or 7.0%, in the third quarter of 2016, as compared to the third quarter of 2015. This increase was due to an increase in operating income of $3.9 million from our print segment and a decrease in corporate expenses of $1.7 million. These increases in operating income were partially offset by a decrease in operating income from our label segment of $3.4 million and a decrease in operating income from our envelope segment of $0.9 million.

Operating income increased $0.5 million, or 0.8%, in the first nine months of 2016, as compared to the first nine months of 2015. This increase was due to an increase in operating income of $4.5 million from our print segment, an increase in operating income from our envelope segment of $2.3 million and a decrease in corporate expenses of $1.3 million, partially offset by a decrease in operating income from our label segment of $7.6 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $4.8 million to $20.3 million in the third quarter of 2016, as compared to $25.1 million in the third quarter of 2015. The decrease was primarily due to the Exchange Offer; the partial retirement of our 11.5% Notes during 2015 and 2016 and the partial retirement of our 7% Notes during 2016. Interest expense in the third quarter of 2016 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.6%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.3% in the third quarter of 2015.

Interest expense decreased $10.1 million to $65.9 million in the first nine months of 2016, as compared to $76.0 million in the first nine months of 2015. The decrease was primarily due to the Exchange Offer, the partial retirement of our 11.5% Notes during 2015 and 2016 and the partial retirement of our 7% Notes during 2016. Interest expense in the first nine months of 2016 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.9%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.3% in the first nine months of 2015.

We expect interest expense for the remainder of 2016 will be lower than the same period in 2015, primarily due to the Exchange Offer and the partial retirement of our 11.5% Notes and our 7% Notes.

(Gain) Loss on Early Extinguishment of Debt

In the third quarter of 2016, we recorded a gain on early extinguishment of debt of $7.4 million related to the July 2016 Repurchase, of which $8.4 million related to a discount on the purchase price, partially offset by the fair value of the Warrants issued of $0.7 million, a write off of unamortized debt issuance costs of $0.2 million, and $0.1 million of transaction fees and expenses. The fair value of the Warrants was determined using the Black-Scholes-Merton option-pricing model.

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

We recognized a total gain on early extinguishment of debt of $7.4 million and $80.3 million during the three and nine months ended October 1, 2016, respectively, and a total loss on early extinguishment of debt of zero and $0.6 million during the three and nine months ended September 26, 2015, respectively.

Other Income, Net

During the three and nine months ended October 1, 2016, we recognized other income, net, of $1.7 million and $2.8 million, respectively. This is primarily comprised of a gain of approximately $2.1 million recognized in connection with a sale of a manufacturing facility within our envelope segment during the third quarter of 2016 and a gain of approximately $2.0 million during the second quarter of 2016 in connection with the 2016 Label Transaction, partially offset by non-operating expenses.

During the three and nine months ended September 26, 2015, we recognized other income, net, of $1.3 million and $0.8 million, respectively. Other income, net, for both periods in 2015 is primarily related to cash proceeds of $2.2 million received during the third quarter of 2015 related to the 2015 Label Transactions.

Income Taxes

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(in thousands)		(in thousands)
Income tax expense (benefit) from U.S. operations	$934	$(931)	$3,229	$(2,218)
Income tax expense from foreign operations	53	246	831	498
Income tax expense (benefit)	$987	$(685)	$4,060	$(1,720)
Effective income tax rate	10.1%	16.1%	5.3%	10.2%

Income Tax Expense

In the third quarter of 2016, we had an income tax expense of $1.0 million, compared to an income tax benefit of $0.7 million in the third quarter of 2015. The tax expense for the third quarter of 2016 and the tax benefit for the third quarter of 2015 primarily related to income taxes on our domestic operations.

In the first nine months of 2016, we had an income tax expense of $4.1 million, compared to an income tax benefit of $1.7 million in the first nine months of 2015. The tax expense for the first nine months of 2016 and the tax benefit for the first nine months of 2015 primarily related to income taxes on our domestic operations.

Our effective tax rate for the three and nine months ended 2016 and 2015 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets in the U.S. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2016. Our federal tax loss carryforward at the end of the third quarter 2016 was $207.2 million after utilization of $125.3 million during the first nine months of 2016, primarily due to the gain on early extinguishment of debt and the sale of our Packaging Business.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. During the current year, we have recorded significant taxable income as a result of our debt refinancing and repurchases during the first nine months of 2016, as well as the sale of our Packaging Business in the first quarter of 2016. Although significant taxable income will be realized during the current year related to these transactions, we considered our remaining operations to currently not rise to the level needed in order to overcome the negative evidence from the recent prior years to merit the reversal of the valuation allowance completely. Based upon our analysis, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $131.6 million as of October 1, 2016. Our valuation allowance declined $31.6 million from January 2, 2016, primarily due to the gain on early extinguishment of debt and the sale of our Packaging Business. We will continue to closely monitor our position with respect to the full realization of our net deferred tax assets and the corresponding valuation allowances on those assets and make adjustments as needed in the future as our facts and circumstances dictate.

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

Income (Loss) from Discontinued Operations, Net of Taxes

On January 19, 2016, we completed the sale of our Packaging Business. We received total cash proceeds of approximately $88.1 million, net of transaction costs of $6.3 million. This resulted in the recognition of a total pre-tax loss of $5.1 million, of which a gain of $1.2 million and a loss of $0.1 million were recorded during the three and nine months ended October 1, 2016, respectively. In the fourth quarter of 2015, we recorded a non-cash loss on the sale of discontinued operations of $5.0 million. The loss was based on the executed purchase agreement and the net assets of the Packaging Business. During the fourth quarter of 2015, we recorded a non-cash goodwill impairment charge of $9.9 million related to this transaction. In addition to the proceeds, $5.0 million of purchase price consideration has been held in escrow and will be paid to us subject to the satisfaction of certain conditions.

In the third quarter of 2016, income from discontinued operations was $0.7 million, primarily attributable to the receipt of a portion of the purchase price consideration held in escrow.

In the first nine months of 2016, loss from discontinued operations was $4.4 million, primarily comprised of: (i) a loss from operations of $3.0 million primarily from our Packaging Business; (ii) a loss on sale of our Packaging Business of $0.1 million; and (iii) tax expense of $1.4 million.

In the third quarter of 2015, income from discontinued operations was $0.3 million, primarily comprised of income from operations of our Packaging Business of $0.9 million and tax expense of $0.5 million.

In the first nine months of 2015, income from discontinued operations was $1.8 million, primarily comprised of income from operations of our Packaging Business of $3.2 million and tax expense of $1.4 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(in thousands)		(in thousands)
Segment net sales	$212,578	$218,454	$654,115	$664,003
Segment operating income	$16,832	$17,746	$51,604	$49,297
Operating income margin	7.9%	8.1%	7.9%	7.4%
Restructuring and other charges	$496	$181	$1,202	$3,318

Segment Net Sales

Segment net sales for our envelope segment decreased $5.9 million, or 2.7%, in the third quarter of 2016, as compared to the third quarter of 2015, and decreased $9.9 million, or 1.5%, in the first nine months of 2016, as compared to the first nine months of 2015. These decreases were primarily due to: (i) lower sales volumes in our office products business line, primarily due to marketplace trends and certain customer inventory rationalization programs resulting in lower demand; and (ii) lower sales volumes from our wholesale and generic transactional envelope products. These decreases were partially offset by increased sales volumes within our direct mail platform, primarily driven by financial institutions.

Segment Operating Income

Segment operating income for our envelope segment decreased $0.9 million, or 5.2%, in the third quarter of 2016, as compared to the third quarter of 2015. The decrease was primarily due to: (i) lower gross margin of $1.0 million primarily due to lower sales volumes from office products, wholesale and generic transactional products partially offset by higher sales volumes from direct mail products; and (ii) higher restructuring and other charges of $0.3 million due to overhead cost eliminations implemented during the third quarter of 2016. These decreases were partially offset by lower selling, general and administrative expenses of $0.4 million primarily due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Segment operating income for our envelope segment increased $2.3 million, or 4.7%, in the first nine months of 2016, as compared to the first nine months of 2015. The increase was primarily due to (i) lower restructuring and other charges of $2.1 million, primarily related to charges associated with the integration of certain assets of National with our operations in 2015; and (ii) lower selling, general and administrative expenses of $0.6 million primarily due to cost reduction initiatives and lower sales volumes. These increases were partially offset by lower gross margin of $0.4 million primarily due to lower sales volumes.

Print

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(in thousands)		(in thousands)
Segment net sales	$121,739	$123,875	$360,879	$360,520
Segment operating income	$5,446	$1,541	$10,756	$6,207
Operating income margin	4.5%	1.2%	3.0%	1.7%
Restructuring and other charges	$477	$4,473	$1,319	$6,340

Segment Net Sales

Segment net sales for our print segment decreased $2.1 million, or 1.7%, in the third quarter of 2016, as compared to the third quarter of 2015, primarily due to: (i) lower sales volumes in our commercial print group, primarily driven by consumer products and educational customers and our publisher services group; and (ii) continued pricing pressures. These decreases were partially offset by: (i) higher sales volumes with our financial institution customers; and (ii) net sales generated from Asendia, as Asendia was only included in our 2015 results beginning on August 7, 2015, the date of acquisition.

Segment net sales for our print segment increased $0.4 million, or 0.1%, in the first nine months of 2016, as compared to the first nine months of 2015. These increases were primarily due to: (i) increased sales volume within our commercial print group, primarily driven by financial institutions; and (ii) net sales generated from Asendia, as Asendia was only included in our 2015 results beginning on August 7, 2015, the date of acquisition. These increases were partially offset by decreased sales volumes in our publisher services group and continued pricing pressures.

Segment Operating Income

Segment operating income for our print segment increased $3.9 million, or 253.4%, in the third quarter of 2016, as compared to the third quarter of 2015. The increase was primarily due to: (i) lower restructuring and other charges of $4.0 million due to the closure of a print facility during 2015; and (ii) higher gross margin of $0.6 million. These increases were partially offset by higher selling, general and administrative expenses of $0.7 million.

Segment operating income for our print segment increased $4.5 million, or 73.3%, in the first nine months of 2016, as compared to the first nine months of 2015. The increase was primarily due to lower restructuring and other charges of $5.0 million due to the closure of a print facility during 2015, partially offset by higher selling, general and administrative expenses of $0.7 million. Gross margin remained relatively flat.

Label

	For the Three Months Ended		For the Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
	(in thousands)		(in thousands)
Segment net sales	$71,638	$77,454	$227,763	$238,296
Segment operating income	$6,764	$10,146	$23,373	$31,000
Operating income margin	9.4%	13.1%	10.3%	13.0%
Restructuring and other charges	$36	$281	$4,132	$479

Segment Net Sales

Segment net sales for our label segment decreased $5.8 million, or 7.5%, in the third quarter of 2016, as compared to the third quarter of 2015, primarily due to: (i) lower sales of $4.7 million related to the exit of our coating operation; and (ii) volume declines within certain of our existing long run label customers due to item rationalization.

Segment net sales for our label segment decreased $10.5 million, or 4.4%, in the first nine months of 2016, as compared to the first nine months of 2015, primarily due to: (i) lower sales of $6.5 million related to the exit of our coating operation; and (ii) volume declines within certain of our existing long run label customers, partially offset by: (i) increased volume within our custom label business, primarily due to our e-commerce initiatives; and (ii) one-time production incentives of $3.0 million related to the exit of our coating operation.

Segment Operating Income

Segment operating income for our label segment decreased $3.4 million, or 33.3%, in the third quarter of 2016, as compared to the third quarter of 2015. This decrease was primarily due to: (i) lower gross margin of $2.8 million primarily due to the exit of our coating operation and lower sales volumes; and (ii) higher selling, general and administrative expenses of $1.4 million primarily due to higher information technology depreciation and advertising expenses related to our e-commerce initiatives. These decreases were partially offset by lower amortization expense of $0.5 million due to an intangible asset being fully amortized during 2016.

Segment operating income for our label segment decreased $7.6 million, or 24.6%, in the first nine months of 2016, as compared to the first nine months of 2015. This decrease was primarily due to: (i) higher restructuring and other charges of $3.7 million related to our plans to exit our coating operation and the write down of an investment; (ii) higher selling, general and administrative expenses of $2.2 million, primarily due to higher information technology depreciation expense related to our e-commerce initiatives; and (iii) the impact on our gross margin due to the exit of our coating operation and lower sales volumes. These decreases were partially offset by: (i) production incentives of $3.0 million related to the exit of our coating operation; and (ii) decreased amortization expense of $1.3 million due to an intangible asset being fully amortized during 2016.

Corporate Expenses

Corporate expenses decreased $1.7 million in the third quarter of 2016, as compared to the third quarter of 2015, and decreased $1.3 million in the first nine months of 2016, as compared to the first nine months of 2015. These decreases were primarily due to: (i) lower selling, general and administrative expenses due to cost reduction initiatives; and (ii) income generated from our transition services agreement in connection with the sale of our Packaging Business. The decreases in corporate expenses were partially offset by increased restructuring and other charges due to overhead cost eliminations implemented during the third quarter of 2016.

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

During the third quarter of 2016, as a result of our restructuring and integration activities, we incurred $2.4 million of restructuring and other charges, which included $2.0 million of employee separation costs, multi-employer pension withdrawal expenses of $0.2 million, and building clean-up and other expenses of $0.2 million.

During the first nine months of 2016, as a result of our restructuring and integration activities, we incurred $8.3 million of restructuring and other charges, which included $2.9 million of employee separation costs, $2.4 million of net non-cash charges on long-lived assets, $0.3 million of equipment moving expenses, $0.2 million of lease termination expenses, multi-employer pension withdrawal expenses of $0.8 million, and building clean-up and other expenses of $1.7 million.

During the third quarter of 2015, as a result of our restructuring and integration activities, we incurred $5.5 million of restructuring and other charges, which included $0.7 million of employee separation costs, $0.1 million of equipment moving expenses, multi-employer pension withdrawal expenses of $4.2 million, and building clean-up and other expenses of $0.4 million.

During the first nine months of 2015, as a result of our restructuring and integration activities, we incurred $11.5 million of restructuring and other charges, which included $2.4 million of employee separation costs, $2.1 million of net non-cash charges on long-lived assets, $0.2 million of equipment moving expenses, $0.4 million of lease termination expenses, multi-employer pension withdrawal expenses of $4.6 million, and building clean-up and other expenses of $1.9 million.

As of October 1, 2016, our total restructuring liability was $20.2 million, of which $4.3 million is included in other current liabilities and $15.9 million, which is expected to be paid through 2032, is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities are $18.1 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and nine months ended October 1, 2016, or September 26, 2015.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $13.4 million in the first nine months of 2016, primarily due to: (i) a source of cash from accounts receivables due to the timing of collections from and sales to our customers; (ii) lower inventories as a result of our inventory management programs and (iii) our net income of $68.2 million adjusted for non-cash items of $28.6 million, primarily our gain on early extinguishment of debt of $80.3 million, offset by depreciation and amortization expense of $35.5 million. These inflows were partially offset by a use of cash of $64.0 million from (i) accounts payable primarily resulting from the timing of vendor payments due to lower volumes and (ii) other working capital changes, primarily resulting from the timing of customer related liabilities and lower freight activity due to lower volumes.

Net cash provided by operating activities of continuing operations was $1.5 million in the first nine months of 2015, primarily due to our net loss of $13.3 million adjusted for non-cash items of $47.9 million, partially offset by: (i) a use of cash of $23.1 million from working capital; and (ii) pension and other postretirement plan contributions of $5.6 million. The use of cash from working capital primarily resulted from: (i) a use of cash from inventory, due to the timing of orders from our customers; and (ii) the timing of interest payments on our long-term debt and timing of payments to our vendors, partially offset by a source of cash from accounts receivables due to the timing of collections from and sales to our customers.

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

Net Cash (Used In) Provided By Operating Activities of Discontinued Operations. Represents the net cash used in or provided by operating activities of our Discontinued Operations.

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $20.9 million in the first nine months of 2016, primarily due to capital expenditures of $31.2 million, offset by proceeds of $8.3 million from the sale of property, plant and equipment and proceeds of $2.0 million related to the 2016 Label Transactions.

Net cash used in investing activities of continuing operations was $17.6 million in the first nine months of 2015, primarily resulting from capital expenditures of $19.2 million and $2.0 million of cash used in the acquisition of Asendia during the third quarter of 2015. This was partially offset by cash proceeds from the 2015 Label Transactions of $2.2 million, and the sale of property, plant and equipment of $1.5 million.

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

Net Cash Provided By (Used In) Investing Activities of Discontinued Operations. Represents the net cash used in or provided by our Discontinued Operations related to investing activities. In the first nine months of 2016, the cash provided by discontinued investing activities of $94.4 million is comprised of gross cash proceeds received related to the sale of our Packaging Business.

In the first nine months of 2015, the cash used in discontinued investing activities of $1.9 million is comprised of capital expenditures made by our Packaging Business.

Net Cash (Used In) Provided By Financing Activities. Net cash used by financing activities of continuing operations was $82.5 million in the first nine months of 2016 primarily due to: (i) net repayments of $73.1 million under our ABL Facility; (ii) cash paid of $40.2 million related to the extinguishment of $72.1 million of our 7% Notes; (iii) financing-related costs and expenses of $10.0 million, primarily related to the Exchange Offer; (iv) cash paid of $4.7 million related to the extinguishment of $10.0 million of our 11.5% Notes; and (iv) various repayments on other long-term debt totaling $4.1 million, partially offset by proceeds of $50.0 million from the 4% Secured Notes during the second quarter of 2016.

Net cash provided by financing activities of continuing operations was $2.8 million in the first nine months of 2015 primarily due to net borrowings of $30.4 million under our ABL Facility, partially offset by: (i) the extinguishment of $22.6 million of our 11.5% Notes; (ii) various repayments on other long-term debt totaling $3.3 million; and (iii) the payment of $1.3 million of financing-related costs and expenses.

Net Cash Used In Financing Activities of Discontinued Operations. Represents the net cash used in financing activities of our Discontinued Operations.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.0 billion as of October 1, 2016, a decrease of $164.5 million from January 2, 2016. The decrease was primarily due to: (i) the Exchange Offer, which resulted in a decrease of $62.6 million in debt, net of capitalized debt issuance costs and original issuance discount; (ii) net repayments of $73.1 million under our ABL Facility during the first nine months of 2016; (iii) the extinguishment of $72.1 million of our 7% Notes during the first nine months of 2016; and (iv) the first quarter extinguishment of $10.0 million of our 11.5% Notes, all of which is partially offset by the issuance of our 4% Secured Notes. As of October 1, 2016, approximately 93% of our debt outstanding was subject to fixed interest rates. As of October 31, 2016, we had approximately $91.7 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations, or purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Letters of Credit

As of October 1, 2016, we had outstanding letters of credit of approximately $17.7 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

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

As of October 1, 2016, we were in compliance with all covenants under our long-term debt.

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

As of October 1, 2016, we had variable rate debt outstanding of $75.1 million. A change of 1% to the current London Interbank Offered Rate would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. Subsequent to the sale of the Packaging Business on January 19, 2016, we have minimal exposure to market risk for changes in foreign currency exchange rates. For the three and nine months ended October 1, 2016, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have had a minimal impact to our sales and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of October 1, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 1, 2016, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended October 1, 2016, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

As disclosed in prior filings, during the third quarter of 2016 the Company’s wholly-owned subsidiary, Cenveo Corporation, repurchased an aggregate of $21.0 million of its 7% senior exchangeable notes due 2017 for an aggregate price of $13.0 million and warrants to purchase 1,255,485 shares of common stock, each such warrant being currently exercisable for 0.125 shares of Common Stock at $12.00 per share.

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

Item 6. Exhibits
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

10.2
Amendment No. 4 to the Credit Agreement, dated as of June 10, 2016, among Cenveo Corporation, Cenveo, Inc., the lenders party thereto, Bank of America, N.A., as issuing bank and swingline lender, and each of the other loan parties thereto, and acknowledged by Bank of America, N.A., as administrative agent--incorporated by reference to Exhibit 10.1 to registrant's current report on Form 8-K filed June 16, 2016.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on November 3, 2016.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)