Form 10-Q
period 2017-04-01
CENVEO, INC
filed 2017-05-04
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 3, 2017, the registrant had 8,553,167 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended April 1, 2017

PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	April 1, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,861	$5,532
Accounts receivable, net	197,778	234,187
Inventories, net	111,110	101,950
Prepaid and other current assets	33,805	41,576
Total current assets	346,554	383,245

Property, plant and equipment, net	205,896	207,679
Goodwill	175,439	175,209
Other intangible assets, net	123,490	124,831
Other assets, net	21,827	21,995
Total assets	$873,206	$912,959
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$9,400	$31,727
Accounts payable	150,427	175,896
Accrued compensation and related liabilities	23,878	24,684
Other current liabilities	60,557	82,899
Total current liabilities	244,262	315,206

Long-term debt	1,025,260	986,939
Other liabilities	199,247	199,971
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	86	86
Paid-in capital	382,510	382,271
Retained deficit	(876,977)	(868,285)
Accumulated other comprehensive loss	(101,182)	(103,229)
Total shareholders’ deficit	(595,563)	(589,157)
Total liabilities and shareholders’ deficit	$873,206	$912,959

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share data) (unaudited)

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Net sales	$374,506	$432,761
Cost of sales	310,372	361,911
Selling, general and administrative expenses	44,541	47,239
Amortization of intangible assets	1,379	1,607
Restructuring and other charges	8,180	4,990
Operating income	10,034	17,014
Interest expense, net	19,147	24,095
Loss (gain) on early extinguishment of debt, net	45	(21,613)
Other (income) expense, net	(227)	554
(Loss) income from continuing operations before income taxes	(8,931)	13,978
Income tax (benefit) expense	(239)	958
(Loss) income from continuing operations	(8,692)	13,020
Loss from discontinued operations, net of taxes	—	(1,817)
Net (loss) income	(8,692)	11,203
Other comprehensive income:
Changes in pension and other employee benefit accounts, net of taxes	1,594	2,480
Currency translation adjustment, net	453	1,742
Total other comprehensive income	2,047	4,222
Comprehensive (loss) income	$(6,645)	$15,425

(Loss) income per share – basic:
Continuing operations	$(1.02)	$1.53
Discontinued operations	—	(0.21)
Net (loss) income	$(1.02)	$1.32

(Loss) income per share – diluted:
Continuing operations	$(1.02)	$1.38
Discontinued operations	—	(0.18)
Net (loss) income	$(1.02)	$1.20

Weighted average shares outstanding:
Basic	8,553	8,484
Diluted	8,553	10,366

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net (loss) income	$(8,692)	$11,203
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of discontinued operations, net of taxes	—	(659)
Loss from discontinued operations, net of taxes	—	2,476
Depreciation and amortization, excluding non-cash interest expense	11,795	12,030
Non-cash interest expense, net	1,985	2,523
Deferred income taxes	(681)	933
(Gain) loss on sale of assets	(257)	56
Non-cash restructuring and other charges, net	6,191	4,517
Loss (gain) on early extinguishment of debt, net	45	(21,613)
Stock-based compensation	238	591
Other non-cash charges	(58)	631
Changes in operating assets and liabilities:
Accounts receivable	36,814	17,845
Inventories	(9,403)	5,585
Accounts payable and accrued compensation and related liabilities	(26,075)	(35,093)
Other working capital changes	(18,251)	(12,497)
Other, net	(32)	38
Net cash used in operating activities of continuing operations	(6,381)	(11,434)
Net cash used in operating activities of discontinued operations	—	(8,573)
Net cash used in operating activities	(6,381)	(20,007)
Cash flows from investing activities:
Capital expenditures	(8,223)	(7,157)
Proceeds from sale of property, plant and equipment	744	5
Net cash used in investing activities of continuing operations	(7,479)	(7,152)
Net cash provided by investing activities of discontinued operations	—	94,560
Net cash (used in) provided by investing activities	(7,479)	87,408
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	(165)	—
Repayments of other long-term debt	(1,390)	(1,714)
Repayment of 11.5% senior notes due 2017	(20,465)	(4,725)
Repayment of 7% senior exchangeable notes due 2017	—	(17,680)
Borrowings under asset-based revolving credit facility due 2021	125,200	141,000
Repayments under asset-based revolving credit facility due 2021	(91,200)	(186,200)
Net cash provided by (used in) financing activities of continuing operations	11,980	(69,319)
Net cash used in financing activities of discontinued operations	—	(8)
Net cash provided by (used in) financing activities	11,980	(69,327)
Effect of exchange rate changes on cash and cash equivalents	209	323
Net decrease in cash and cash equivalents	(1,671)	(1,603)
Cash and cash equivalents at beginning of period	5,532	10,556
Cash and cash equivalents at end of period	$3,861	$8,953

Supplemental cash flow disclosures:
Cash paid for interest	$28,780	$28,833
Cash paid for taxes, net	315	593
Non-cash origination of capital leases	2,024	331

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of April 1, 2017, and the results of operations for the three months ended April 1, 2017, and April 2, 2016, and cash flows for the three months ended April 1, 2017, and April 2, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended April 1, 2017, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 31, 2016, condensed consolidated balance sheet is derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC. Certain prior year amounts have been reclassified to conform to the current year presentation. The reporting periods for the three months ended April 1, 2017, and April 2, 2016, each consisted of 13 weeks.

As a result of exploring opportunities to divest certain non-strategic or underperforming businesses within its manufacturing platform, during the first quarter of 2016 the Company completed the sale of its folded carton and shrink sleeve packaging businesses, along with its top-sheet lithographic print operation (collectively, the "Packaging Business"). See Note 2 for information regarding the completion of the sale of the Packaging Business. As a result, the financial results of the Packaging Business have been accounted for as discontinued operations. The Company's historical financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented.

On July 8, 2016, the Company announced a reverse split of its common stock, par value $0.01 per share (the "Common Stock"), at a ratio of 1-for-8, effective July 13, 2016 (the "Reverse Stock Split"). The Common Stock began trading on a split-adjusted basis on July 14, 2016. The Reverse Stock Split was approved by the Company’s stockholders at the annual meeting of the stockholders held on May 26, 2016. As a result of the Reverse Stock Split, each eight pre-split shares of Common Stock outstanding were automatically combined into one new share of Common Stock without any action on the part of the respective holders, and the number of outstanding common shares on the date of the split was reduced from approximately 68.5 million shares to approximately 8.5 million shares. The Reverse Stock Split also applied to Common Stock issuable upon the exchange of the Company’s outstanding 7% senior exchangeable notes due 2017 (the "7% Notes") and upon the exercise of the Company’s outstanding warrants and the Company's outstanding stock options, restricted share units ("RSUs"), and performance share units ("PSUs"), (collectively, the "Equity Awards"). In addition, the authorized Common Stock was initially increased from 100 million to 120 million shares and then adjusted in the Reverse Stock Split from 120 million to 15 million shares. The Company's historical financial statements have been retroactively adjusted to give recognition to the Reverse Stock Split for all periods presented.

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and will be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the impact of the pending adoption of ASU 2014-09; however, the Company does not expect that the future adoption of ASU 2014-09 will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, "Inventory (Topic 340): Simplifying the Measurement of Inventory." Under ASU 2015-11, companies utilizing the first-in, first-out or average cost method should measure inventory at the lower of cost or net realizable value, where net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. This ASU is effective for interim and annual reporting periods beginning after December 15, 2016. The Company adopted ASU 2015-11 during the first quarter of 2017. Adoption of ASU 2015-11 did not have a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. As a result of prospectively adopting ASU 2015-17 as of April 1, 2017, the Company reclassified

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$3.4 million of current deferred tax assets from prepaid and other current assets to other liabilities in the Company's condensed consolidated balance sheet. Prior period amounts were not adjusted.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. At a minimum, adoption of ASU 2016-02 will require recording a ROU asset and a lease liability on the Company's consolidated balance sheet; however the Company is currently evaluating the impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new standard simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective in the first quarter of fiscal 2017. Adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 during the first quarter of 2017. Adoption of ASU 2016-15 did not have a material impact on the Company's consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business" which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The revised definition of a business under ASU 2017-01 will reduce the number of transactions that are accounted for as business combinations. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is allowed for certain transactions. The Company is currently evaluating the impact that the future adoption of ASU 2017-01 will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 "Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment" which removes the second step from the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual and interim periods beginning January 1, 2020, with early adoption permitted, and applied prospectively. The Company adopted ASU 2017-04 during the first quarter of 2017. Adoption of ASU 2017-04 did not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." ASU 2017-07 requires employers to report the service cost component in the same line item as other compensation costs. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. The Company is still currently evaluating the impact that the future adoption of ASU 2017-07 will have on its consolidated financial statements.

2. Discontinued Operations

On January 19, 2016, the Company completed the sale of the Packaging Business. The Company received total cash proceeds of approximately $89.6 million, net of transaction costs of approximately $6.3 million. This resulted in the recognition of a total loss of $3.6 million. A gain of $1.4 million was recorded for the year ended 2016, of which a $2.0 million gain was recorded during the first quarter of 2016. For the year ended 2015, the Company recorded a non-cash loss on the sale of $5.0 million and a non-cash goodwill impairment charge of $9.9 million related to this transaction. This loss was based on the executed purchase agreement and the net assets of the Packaging Business. In accordance with the guidance in ASC 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the financial results of the Packaging Business were accounted for as discontinued operations.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

As of April 1, 2017, and December 31, 2016, the Company did not have any assets or liabilities outstanding related to its discontinued operations.

The following table summarizes certain statement of operations information for discontinued operations for the three months ended April 2, 2016 (in thousands, except per share data):

For the Three Months Ended
April 2, 2016
Net sales	$6,637
Cost of sales	6,625
Selling, general and administrative expenses	2,242
Restructuring and other charges	1
Interest expense, net	7
Other expense, net	238
Loss from discontinued operations	(2,476)
Gain on sale of discontinued operations	2,031
Loss from discontinued operations before income taxes	(445)
Income tax expense	1,372
Loss from discontinued operations, net of taxes	$(1,817)
Loss per share - basic	$(0.21)
Loss per share - diluted	$(0.18)

3. Inventories

Inventories by major category are as follows (in thousands):

	April 1, 2017	December 31, 2016
Raw materials	$33,415	$32,696
Work in process	12,159	12,186
Finished goods	65,536	57,068
	$111,110	$101,950

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	April 1, 2017	December 31, 2016
Land and land improvements	$8,537	$8,537
Buildings and building improvements	82,998	82,440
Machinery and equipment	547,660	546,425
Furniture and fixtures	9,591	9,553
Construction in progress	14,607	10,885
	663,393	657,840
Accumulated depreciation	(457,497)	(450,161)
	$205,896	$207,679

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of April 1, 2017, by reportable segment are as follows (in thousands):

	Envelope	Print	Label	Total
Balance as of December 31, 2016	$23,433	$42,499	$109,277	$175,209
Foreign currency translation	—	230	—	230
Balance as of April 1, 2017	$23,433	$42,729	$109,277	$175,439

Other intangible assets are as follows (in thousands):

		April 1, 2017				December 31, 2016
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	6	$114,389	$(27,234)	$(61,268)	$25,887	$114,287	$(27,234)	$(60,014)	$27,039
Trademarks and trade names	22	64,545	(46,493)	(9,274)	8,778	64,533	(46,493)	(9,138)	8,902
Leasehold interest	16	4,430	—	(799)	3,631	4,430	—	(743)	3,687
Patents	9	3,528	—	(3,234)	294	3,528	—	(3,225)	303
Subtotal	11	186,892	(73,727)	(74,575)	38,590	186,778	(73,727)	(73,120)	39,931

Intangible assets with indefinite lives:
Trade names		84,900	—	—	84,900	84,900	—	—	84,900
Total		$271,792	$(73,727)	$(74,575)	$123,490	$271,678	$(73,727)	$(73,120)	$124,831

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2017	$3,915
2018	5,003
2019	4,885
2020	4,885
2021	4,731
2022	4,250
Thereafter	10,921
Total	$38,590

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three months ended April 1, 2017, or April 2, 2016, respectively.

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	April 1, 2017	December 31, 2016
ABL Facility due 2021 (1)	$115,700	$81,700
4.0% secured notes due 2021 ($50 million outstanding principal amount as of April 1, 2017, and December 31, 2016)	49,822	49,813
8.500% junior priority secured notes due 2022 ($241.0 million outstanding principal amount as of April 1, 2017, and December 31, 2016)	234,995	234,742
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of April 1, 2017, and December 31, 2016)	531,085	530,166
6.000% senior unsecured notes due 2024 ($104.5 million outstanding principal amount as of April 1, 2017, and December 31, 2016)	86,123	85,591
11.5% senior notes due 2017 ($0.0 million and $20.5 million outstanding principal amount as of April 1, 2017, and December 31, 2016, respectively)	—	20,371
7% senior exchangeable notes due 2017 ($5.5 million outstanding principal amount as of April 1, 2017, and December 31, 2016)	5,483	5,468
Other debt including capital leases	11,452	10,815
	1,034,660	1,018,666
Less current maturities	(9,400)	(31,727)
Long-term debt	$1,025,260	$986,939
 __________________________

(1) The weighted average interest rate outstanding for the Company's asset-based revolving credit facility (the "ABL Facility") was 3.5% and 3.4% as of April 1, 2017, and December 31, 2016, respectively.

The estimated fair value of the Company’s outstanding indebtedness was approximately $839.6 million and $881.7 million as of April 1, 2017, and December 31, 2016, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon a review of observable pricing in secondary markets for each debt instrument.

In the first quarter of 2017, the Company refinanced its outstanding equipment loan with an outstanding principal balance of $6.3 million. Interest on the equipment loan now accrues at 7.76% per year and is payable monthly in arrears beginning on May 1, 2017, through October 1, 2020.

As of April 1, 2017, the Company was in compliance with all covenants under its long-term debt.

Extinguishments

In the first quarter of 2017, the Company recorded a loss on early extinguishment of debt of less than $0.1 million related to the repurchase in full of the remaining $20.5 million of its 11.5% senior notes due 2017 (the "11.5% Notes").

In the first quarter of 2016, the Company recorded a gain on early extinguishment of debt of $16.5 million related to the repurchase of $34.5 million of its 7% Notes. Additionally, the Company recorded a gain on early extinguishment of debt of $5.1 million related to the repurchase of $10.0 million of its 11.5% Notes.

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

The Company’s income, sales and use, and other tax returns are routinely subject to audit by various authorities. The Company is currently under audit related to unclaimed property, which is being led by the state of Delaware and includes other states as well. The Company believes that the resolution of any matters raised during such audits may not have a material effect on the Company’s consolidated financial position or its results of operations.

The Company participates in a number of multi-employer pension plans for union employees and is exposed to significant risks and uncertainties arising from its participation in these multi-employer pension plans. These risks and uncertainties, including changes in future contributions due to partial or full withdrawal of the Company and other participating employers from these multi-employer pension plans, could significantly increase the Company’s future contributions or the underfunded status of these multi-employer pension plans. Two of the multi-employer pension plans are in mass withdrawal status. While it is not possible to quantify the potential impact of future actions of the Company or other participating employers in these multi-employer pension plans, continued participation in or withdrawal from these multi-employer pension plans could have a material effect on the Company’s financial statements.

8. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of April 1, 2017. On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of December 31, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, and accounts payable are reasonable estimates of their fair values as of April 1, 2017, and December 31, 2016, due to the short-term nature of these instruments. See Note 6 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions at fair value.

9. Retirement Plans

The components of the net periodic expense for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Service cost	$—	$—
Interest cost	3,271	3,545
Expected return on plan assets	(4,636)	(4,775)
Net amortization and deferral	1	1
Recognized net actuarial loss	2,612	2,480
Net periodic expense	$1,248	$1,251

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended April 1, 2017 and April 2, 2016.

For the three months ended April 1, 2017, the Company made total contributions of $0.3 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $9.0 million to its pension, SERP and OPEB plans, for the remainder of 2017.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. Stock-Based Compensation

On April 27, 2017, the Company's shareholders approved the 2017 Long-Term Equity Incentive Plan, which authorizes the issuance of up to 400,000 shares of the Company’s common stock. Any unused shares previously authorized under prior plans that have not been issued were not carried forward into the 2017 Long-Term Equity Incentive Plan.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.2 million and $0.6 million for the three months ended April 1, 2017, and April 2, 2016, respectively.

As of April 1, 2017, there was approximately $1.1 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 2.0 years.

Stock Options

A summary of the Company’s outstanding stock options as of and for the three months ended April 1, 2017, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	129,365	$26.31	2.9	$—
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(40,620)	43.27
Outstanding at April 1, 2017	88,745	$18.55	3.8	$—
Exercisable at April 1, 2017	30,313	$17.96	3.4	$—

RSUs

A summary of the Company’s non-vested RSUs as of and for the three months ended April 1, 2017, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	82,964	$16.28
Granted	—	—
Vested	—	—
Forfeited	(1,875)	18.03
Unvested at April 1, 2017	81,089	$16.24

11. Restructuring and Other Charges

The Company currently has two active cost savings, restructuring and integration plans, which are related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions, and the potential closure of certain manufacturing facilities (the "2017 Plan," and the "2016 Plan"). Each plan is primarily associated with a specific fiscal year of the planned cost actions.

During 2016, the Company began implementing the 2017 Plan and continued activity under the 2016 Plan. The Company is still contemplating additional cost actions that would be associated with the 2017 Plan. The Company expects to be substantially complete with the 2016 Plan and the 2017 Plan in the 2017 fiscal year and the 2018 fiscal year, respectively. The Company currently has certain residual actions associated with finalizing prior restructuring and acquisition plans (the "Residual Plans"). As a result of these cost savings actions over the last several years, the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not anticipate any significant future expenses related to the Residual Plans other than modifications to current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

The following tables present the details of the expenses (benefits) recognized as a result of these plans.

2017 Activity

Restructuring and other charges for the three months ended April 1, 2017 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2017 Plan	$575	$450	$29	$27	$—	$25	$1,106
2016 Plan	(33)	(2)	47	18	—	70	100
Residual Plans	—	—	—	—	—	3	3
Total Envelope	542	448	76	45	—	98	1,209
Print
2017 Plan	226	668	113	9	4,933	389	6,338
Residual Plans	—	—	—	—	262	45	307
Total Print	226	668	113	9	5,195	434	6,645
Label
2017 Plan	(169)	—	—	—	—	—	(169)
2016 Plan	(17)	—	—	—	—	—	(17)
Residual Plans	(196)	—	—	—	—	(15)	(211)
Total Label	(382)	—	—	—	—	(15)	(397)
Corporate
2017 Plan	710	—	—	—	—	13	723
Total Corporate	710	—	—	—	—	13	723
Total Restructuring and Other Charges	$1,096	$1,116	$189	$54	$5,195	$530	$8,180

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2016 Activity

Restructuring and other charges for the three months ended April 2, 2016 were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$65	$—	$—	$—	$—	$—	$65
Residual Plans	7	—	276	—	47	120	450
Total Envelope	72	—	276	—	47	120	515
Print
2016 Plan	4	—	—	—	—	—	4
Residual Plans	(1)	—	—	40	222	43	304
Total Print	3	—	—	40	222	43	308
Label
2016 Plan	28	—	—	—	—	—	28
Residual Plans	563	—	—	—	—	1,264	1,827
Asset Impairments	—	2,300	—	—	—	—	2,300
Total Label	591	2,300	—	—	—	1,264	4,155
Corporate
2016 Plan	—	—	—	—	—	3	3
Residual Plans	—	—	—	—	—	9	9
Total Corporate	—	—	—	—	—	12	12
Total Restructuring and Other Charges	$666	$2,300	$276	$40	$269	$1,439	$4,990

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2017 Plan
Balance as of December 31, 2016	$2,000	$—	$—	$—	$2,000
Accruals, net	1,342	36	4,933	569	6,880
Payments	(996)	(36)	—	(569)	(1,601)
Balance as of April 1, 2017	$2,346	$—	$4,933	$—	$7,279

2016 Plan
Balance as of December 31, 2016	$844	$—	$—	$—	$844
Accruals, net	(50)	18	—	117	85
Payments	(563)	(18)	—	(117)	(698)
Balance as of April 1, 2017	$231	$—	$—	$—	$231

Residual Plans
Balance as of December 31, 2016	$247	$—	$17,482	$359	$18,088
Accruals, net	(196)	—	262	33	99
Payments	(37)	—	(1,211)	(332)	(1,580)
Balance as of April 1, 2017	$14	$—	$16,533	$60	$16,607

Total Restructuring Liability	$2,591	$—	$21,466	$60	$24,117

As of April 1, 2017, the total restructuring liability was $24.1 million, of which $4.5 million is included in other current liabilities and $19.6 million is included in other liabilities in the Company's condensed consolidated balance sheet.

12. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 31, 2016	$(5,255)	$(97,974)	$(103,229)
Other comprehensive loss before reclassifications	453	—	453
Amounts reclassified from AOCI	—	1,594	1,594
Other comprehensive income	453	1,594	2,047
Balance as of April 1, 2017	$(4,802)	$(96,380)	$(101,182)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended
	April 1, 2017	April 2, 2016
Changes in Foreign Currency Translation
Loss on foreign exchange	$—	$1,945	Loss from discontinued operations, net of taxes
Changes in pension and other employee benefit accounts:
Net actuarial losses	2,612	2,480	Cost of sales
	2,612	4,425	Total before tax
Taxes	(1,018)	—	Income tax expense (benefit)
Total reclassifications for the period	$1,594	$4,425	Net of tax

13. Income (Loss) per Share

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the Equity Awards to issue Common Stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards, the 7% Notes and outstanding warrants being exchanged for Common Stock. Under this method, interest expense associated with the 7% Notes, net of tax, if any, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

As of April 1, 2017 the effect of approximately 170,000 shares related to the exchange of the 7% Notes for Common Stock were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of April 1, 2017, and April 2, 2016, the effect of approximately 170,000 and 363,000 shares, respectively, related to the issuance of Common Stock upon exercise of Equity Awards were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of April 1, 2017, and April 2, 2016, the effect of approximately 1.7 million and zero shares, respectively, related to the issuance of Common Stock upon exercise of warrants were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted income (loss) per share for the three months ended April 1, 2017, and April 2, 2016 (in thousands, except per share data):

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Numerator for basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(8,692)	$13,020
Loss from discontinued operations, net of taxes	—	(1,817)
Net (loss) income	$(8,692)	$11,203
Numerator for diluted (loss) income per share:
(Loss) income from continuing operations - as reported	$(8,692)	$13,020
Interest expense on 7% Notes, net of taxes	—	1,210
(Loss) income from continuing operations - after assumed conversions of dilutive shares	(8,692)	14,230
Loss from discontinued operations, net of taxes	—	(1,817)
Net (loss) income for diluted loss per share - after assumed conversions of dilutive shares	$(8,692)	$12,413
Denominator for weighted average common shares outstanding:
Basic shares	8,553	8,484
Dilutive effect of 7% Notes	—	1,882
Dilutive effect of Equity Awards	—	—
Dilutive effect of warrants	—	—
Diluted shares	8,553	10,366

(Loss) income per share – basic:
Continuing operations	$(1.02)	$1.53
Discontinued operations	—	(0.21)
Net (loss) income	$(1.02)	$1.32

(Loss) income per share – diluted:
Continuing operations	$(1.02)	$1.38
Discontinued operations	—	(0.18)
Net (loss) income	$(1.02)	$1.20

14. Segment Information

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

The following tables present certain segment information (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended
	April 1, 2017	April 2, 2016
Net sales:
Envelope	$201,839	$229,260
Print	104,238	124,487
Label	68,429	79,014
Total	$374,506	$432,761
Operating income (loss):
Envelope	$14,451	$17,559
Print	(4,826)	3,377
Label	9,402	4,708
Corporate	(8,993)	(8,630)
Total	$10,034	$17,014
Restructuring and other charges:
Envelope	$1,209	$515
Print	6,645	308
Label	(397)	4,155
Corporate	723	12
Total	$8,180	$4,990
Depreciation and intangible asset amortization:
Envelope	$4,747	$4,764
Print	4,607	4,255
Label	1,654	2,346
Corporate	787	665
Total	$11,795	$12,030
Intercompany sales:
Envelope	$1,500	$1,857
Print	5,266	4,815
Label	665	972
Total	$7,431	$7,644

	April 1, 2017	December 31, 2016
Total assets:
Envelope	$391,553	$403,157
Print	233,835	256,888
Label	213,964	216,627
Corporate	33,854	36,287
Total	$873,206	$912,959

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 6.000% senior priority secured notes due 2019, the 8.500% junior priority secured notes due 2022, the 6.000% senior unsecured notes due 2024, the 7% Notes, the 11.5% Notes and the 4% senior secured notes (collectively, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned domestic subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of April 1, 2017, and December 31, 2016, and for the three months ended April 1, 2017, and April 2, 2016. The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET April 1, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$3,489	$65	$307	$—	$3,861
Accounts receivable, net	—	106,370	91,408	—	—	197,778
Inventories, net	—	65,253	45,857	—	—	111,110
Intercompany receivable	—	—	1,797,462	—	(1,797,462)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	30,352	2,250	1,203	—	33,805
Total current assets	—	242,402	1,940,287	1,510	(1,837,645)	346,554

Investment in subsidiaries	(595,563)	2,135,731	5,052	7,829	(1,553,049)	—
Property, plant and equipment, net	—	107,745	97,045	1,106	—	205,896
Goodwill	—	39,803	130,548	5,088	—	175,439
Other intangible assets, net	—	9,435	113,981	74	—	123,490
Other assets, net	—	18,846	2,375	1,685	(1,079)	21,827
Total assets	$(595,563)	$2,553,962	$2,289,288	$17,292	$(3,391,773)	$873,206

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$7,382	$2,018	$—	$—	$9,400
Accounts payable	—	97,250	53,032	145	—	150,427
Accrued compensation and related liabilities	—	19,784	3,731	363	—	23,878
Other current liabilities	—	47,302	12,675	580	—	60,557
Intercompany payable	—	1,797,384	—	78	(1,797,462)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,969,102	108,394	4,411	(1,837,645)	244,262

Long-term debt	—	1,023,346	1,914	—	—	1,025,260
Other liabilities	—	157,077	43,249	—	(1,079)	199,247
Shareholders’ (deficit) equity	(595,563)	(595,563)	2,135,731	12,881	(1,553,049)	(595,563)
Total liabilities and shareholders’ (deficit) equity	$(595,563)	$2,553,962	$2,289,288	$17,292	$(3,391,773)	$873,206

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME For the three months ended April 1, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$198,195	$175,658	$653	$—	$374,506
Cost of sales	—	174,392	135,980	—	—	310,372
Selling, general and administrative expenses	—	29,056	15,262	223	—	44,541
Amortization of intangible assets	—	149	1,119	111	—	1,379
Restructuring and other charges	—	7,988	192	—	—	8,180
Operating (loss) income	—	(13,390)	23,105	319	—	10,034
Interest expense, net	—	19,084	63	—	—	19,147
Intercompany interest (income) expense	—	(282)	282	—	—	—
Loss on early extinguishment of debt, net	—	45	—	—	—	45
Other (income) expense, net	—	(189)	(108)	70	—	(227)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(32,048)	22,868	249	—	(8,931)
Income tax (benefit) expense	—	(481)	152	90	—	(239)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(31,567)	22,716	159	—	(8,692)
Equity in (loss) income of subsidiaries	(8,692)	22,875	159	—	(14,342)	—
Net (loss) income	(8,692)	(8,692)	22,875	159	(14,342)	(8,692)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	2,047	543	721	—	(3,311)	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,504	90	—	—	1,594
Currency translation adjustment, net	—	—	(268)	721	—	453
Total other comprehensive income (loss)	2,047	2,047	543	721	(3,311)	2,047
Comprehensive (loss) income	$(6,645)	$(6,645)	$23,418	$880	$(17,653)	$(6,645)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended April 1, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$238	$(21,658)	$14,973	$66	$—	$(6,381)
Cash flows from investing activities:
Capital expenditures	—	(5,679)	(2,321)	(223)	—	(8,223)
Proceeds from sale of property, plant and equipment	—	744	—	—	—	744
Net cash used in investing activities	—	(4,935)	(2,321)	(223)	—	(7,479)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(165)	—	—	—	(165)
Repayments of other long-term debt	—	(2,198)	808	—	—	(1,390)
Repayment of 11.5% senior notes due 2017	—	(20,465)	—	—	—	(20,465)
Borrowings under ABL Facility due 2021	—	125,200	—	—	—	125,200
Repayments under ABL Facility due 2021	—	(91,200)	—	—	—	(91,200)
Intercompany advances	(238)	14,232	(13,604)	(390)	—	—
Net cash (used in) provided by financing activities	(238)	25,404	(12,796)	(390)	—	11,980
Effect of exchange rate changes on cash and cash equivalents	—	—	209	—	—	209
Net (decrease) increase in cash and cash equivalents	—	(1,189)	65	(547)	—	(1,671)
Cash and cash equivalents at beginning of period	—	4,678	—	854	—	5,532
Cash and cash equivalents at end of period	$—	$3,489	$65	$307	$—	$3,861

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,678	$—	$854	$—	$5,532
Accounts receivable, net	—	131,770	102,417	—	—	234,187
Inventories, net	—	62,179	39,771	—	—	101,950
Intercompany receivable	—	—	1,783,858	—	(1,783,858)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	35,659	4,789	1,128	—	41,576
Total current assets	—	271,224	1,934,080	1,982	(1,824,041)	383,245

Investment in subsidiaries	(589,157)	2,112,403	4,173	7,829	(1,535,248)	—
Property, plant and equipment, net	—	108,395	98,255	1,029	—	207,679
Goodwill	—	49,170	121,181	4,858	—	175,209
Other intangible assets, net	—	9,770	114,914	147	—	124,831
Other assets, net	—	18,317	3,100	1,694	(1,116)	21,995
Total assets	$(589,157)	$2,569,279	$2,275,703	$17,539	$(3,360,405)	$912,959

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$30,709	$1,018	$—	$—	$31,727
Accounts payable	—	114,533	61,098	265	—	175,896
Accrued compensation and related liabilities	—	19,245	4,699	740	—	24,684
Other current liabilities	—	70,118	11,962	819	—	82,899
Intercompany payable	—	1,783,390	—	468	(1,783,858)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	2,017,995	115,715	5,537	(1,824,041)	315,206

Long-term debt	—	984,833	2,106	—	—	986,939
Other liabilities	—	155,608	45,479	—	(1,116)	199,971
Shareholders’ (deficit) equity	(589,157)	(589,157)	2,112,403	12,002	(1,535,248)	(589,157)
Total liabilities and shareholders’ (deficit) equity	$(589,157)	$2,569,279	$2,275,703	$17,539	$(3,360,405)	$912,959

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended April 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$231,098	$201,478	$185	$—	$432,761
Cost of sales	—	203,331	158,580	—	—	361,911
Selling, general and administrative expenses	—	29,275	17,782	182	—	47,239
Amortization of intangible assets	—	152	1,344	111	—	1,607
Restructuring and other charges	—	3,018	1,972	—	—	4,990
Operating (loss) income	—	(4,678)	21,800	(108)	—	17,014
Interest expense, net	—	24,048	47	—	—	24,095
Intercompany interest (income) expense	—	(245)	245	—	—	—
Gain on early extinguishment of debt, net	—	(21,613)	—	—	—	(21,613)
Other expense (income), net	—	600	14	(60)	—	554
(Loss) income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(7,468)	21,494	(48)	—	13,978
Income tax expense (benefit)	—	850	122	(14)	—	958
(Loss) income from continuing operations before equity in income (loss) of subsidiaries	—	(8,318)	21,372	(34)	—	13,020
Equity in income (loss) of subsidiaries	11,203	21,798	1,643	—	(34,644)	—
Income (loss) from continuing operations	11,203	13,480	23,015	(34)	(34,644)	13,020
(Loss) income from discontinued operations, net of taxes	—	(2,277)	(1,217)	1,677	—	(1,817)
Net income (loss)	11,203	11,203	21,798	1,643	(34,644)	11,203
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	4,222	2,109	177	—	(6,508)	—
Changes in pension and other employee benefit accounts, net of taxes	—	2,113	367	—	—	2,480
Currency translation adjustment, net	—	—	1,565	177	—	1,742
Total other comprehensive income (loss)	4,222	4,222	2,109	177	(6,508)	4,222
Comprehensive income (loss)	$15,425	$15,425	$23,907	$1,820	$(41,152)	$15,425

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the three months ended April 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$591	$(38,486)	$24,938	$1,523	$—	$(11,434)
Net cash used in operating activities of discontinued operations	—	—	(8,135)	(438)	—	(8,573)
Net cash provided by (used in) operating activities	591	(38,486)	16,803	1,085	—	(20,007)
Cash flows from investing activities:
Capital expenditures	—	(3,923)	(3,146)	(88)	—	(7,157)
Proceeds from sale of property, plant and equipment	—	5	—	—	—	5
Net cash used in investing activities of continuing operations	—	(3,918)	(3,146)	(88)	—	(7,152)
Net cash provided by investing activities of discontinued operations	—	—	87,415	7,145	—	94,560
Net cash (used in) provided by investing activities	—	(3,918)	84,269	7,057	—	87,408
Cash flows from financing activities:
Repayments of other long-term debt	—	(1,766)	52	—	—	(1,714)
Repayment of 11.5% senior notes due 2017	—	(4,725)	—	—	—	(4,725)
Repayment of 7% senior exchangeable notes due 2017	—	(17,680)	—	—	—	(17,680)
Borrowings under ABL Facility due 2021	—	141,000	—	—	—	141,000
Repayments under ABL Facility due 2021	—	(186,200)	—	—	—	(186,200)
Intercompany advances	(591)	112,548	(103,970)	(7,987)	—	—
Net cash (used in) provided by financing activities of continuing operations	(591)	43,177	(103,918)	(7,987)	—	(69,319)
Net cash used in financing activities of discontinued operations	—	—	(8)	—	—	(8)
Net cash (used in) provided by financing activities	(591)	43,177	(103,926)	(7,987)	—	(69,327)
Effect of exchange rate changes on cash and cash equivalents	—	—	316	7	—	323
Net increase (decrease) in cash and cash equivalents	—	773	(2,538)	162	—	(1,603)
Cash and cash equivalents at beginning of period	—	5,558	3,006	1,992	—	10,556
Cash and cash equivalents at end of period	$—	$6,331	$468	$2,154	$—	$8,953

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we refer to as our 2016 Form 10-K. Item 7 of our 2016 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of April 1, 2017. Cenveo, Inc. and its subsidiaries are referred to herein as "Cenveo," the "Company," "we," "our," or "us."

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

Factors which could cause actual results to differ materially from management’s expectations include, without limitation: (i) our substantial level of indebtedness could materially adversely affect our financial condition, liquidity and ability to service or refinance our debt, and prevent us from fulfilling our business obligations; (ii) our ability to pay the principal of, or to reduce or refinance, our outstanding indebtedness; (iii) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (iv) additional borrowings available to us could further exacerbate our risk exposure from debt; (v) our ability to meet the New York Stock Exchange's, which we refer to as the NYSE, including as noted in its letter dated March 28, 2017, continued listing standards which could result in the NYSE delisting our common shares, which would have an adverse impact on the trading volume, liquidity and market price of our common shares; (vi) United States and global economic conditions have adversely affected us and could continue to adversely affect us; (vii) our ability to successfully integrate acquired businesses with our business; (viii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets, including goodwill and other long-lived assets; (ix) the industries in which we operate our business are highly competitive and extremely fragmented; (x) a general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (xi) factors affecting the United States postal services impacting demand for our products; (xii) the availability of the Internet and other electronic media adversely affecting our business; (xiii) increases in paper costs and decreases in the availability of raw materials; (xiv) increases in energy and transportation costs; (xv) our labor relations; (xvi) our compliance with environmental laws; (xvii) our dependence on key management personnel; (xviii) any failure, interruption or security lapse of our information technology systems; and (xix) the unassured effectiveness of our 2017 Profitability Improvement Plan. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report, and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC. See "Risk Factors."

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

Envelope. We are the largest envelope manufacturer in North America. Our envelope segment represented approximately 53.9% of our net sales for the three months ended April 1, 2017.

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

Print. We are one of the leading commercial printers in North America. Our print segment represented approximately 27.8% of our net sales for the three months ended April 1, 2017.

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

Label. We are a leading label manufacturer and one of the largest North American prescription label manufacturers for retail pharmacy chains. Our label segment represented approximately 18.3% of our net sales for the three months ended April 1, 2017.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three months ended April 1, 2017, and April 2, 2016, followed by a discussion of the results of operations of each of our reportable segments for the same periods.

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
Our current management focus is on the following areas:

Operating Margins

During 2016, we experienced a significant decline in sales volumes and increased price pressures, primarily within our office product envelope and related wholesale envelope product lines, due to measures undertaken by our customers in those product lines as a result of inventory management initiatives and continued closure of distribution centers and retail store fronts. We believe this was accelerated during 2016 as a result of a regulatory decision blocking the merger of two of our significant customers mid-way through our 2016 fiscal year. The negative impact on sales volumes as a result of this regulatory decision continued to impact us during the first quarter of 2017 and is expected to negatively impact the second quarter of 2017. We anticipate the second half of 2017 to be comparable to 2016 for these product lines.

With the decline in our office product envelope and related wholesale envelope product lines and other continued marketplace challenges within our industry, during the fourth quarter of 2016 we initiated a two year $50 million cost savings and profitability plan, which we refer to as the 2017 Profitability Improvement Plan, to offset the impact of these marketplace challenges and continue to improve our consolidated operating margins. With this plan, we anticipate higher restructuring, impairment and other charges primarily resulting from severance expense, facility rationalization costs and impairments associated with equipment footprint reductions. These incremental charges are designed to ultimately be offset by improved gross profit margins and lower selling general and administrative expenses as we operate through 2017 and into 2018; however, this cannot be assured. See "Risk Factors."

Overall, the actions of the 2017 Profitability Improvement Plan are aimed to reduce our fixed cost infrastructure, minimize back office headcount and further streamline our geographic footprint. During the first quarter of 2017, we have announced and begun the closure of one envelope facility and one print facility. We believe that despite the facility rationalization, we will still be able to serve our national customer base with less facilities at the same or improved service levels that our customers are used to receiving from us.

Capital Structure

Over the past several years, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of strategic refinancing opportunities and attractive leveraged loan and high yield debt market conditions. During 2016 and the first quarter of 2017, we completed the following transactions in order to improve our capital structure, address our near term debt maturities and reduce our annual cash interest:

During the first quarter of 2016, we extinguished $34.5 million of our 7% senior exchangeable notes due 2017, which we refer to as the 7% Notes, and $10.0 million of our 11.5% senior notes due 2017, which we refer to as the 11.5% Notes.

During the second quarter of 2016, we closed on an exchange offer, which we refer to as the Exchange Offer, whereby approximately 80% of our 11.5% Notes were exchanged for newly issued 6.000% senior unsecured notes due 2024, which we refer to as the 6.000% Unsecured Notes, and warrants to purchase shares of common stock.

During the third quarter of 2016, we repurchased an aggregate of $37.5 million of our 7% Notes for $22.5 million and issued warrants to purchase shares of common stock.

We amended our asset-based revolving credit facility, which we refer to as the ABL Facility, to, among other things, extend its term to 2021 and reduce the commitments thereunder by $50 million to $190 million, which we refer to as the ABL Amendment No. 4. The ABL Facility now matures in June 2021, with a springing maturity of May 2019 ahead of our existing 6.000% senior priority secured notes due 2019, which we refer to as the 6.000% Secured Notes, in the event that more than $10 million of the 6.000% Secured Notes remain outstanding at such time. On the same date, we entered into a secured indenture and note purchase agreement pursuant to which we issued new secured notes in an aggregate principal amount of $50.0 million bearing interest at 4% per annum, which we refer to as the 4% Secured Notes. We applied the proceeds to reduce the outstanding principal amount under the ABL Facility. The 4% Secured Notes mature in December 2021.

During the fourth quarter of 2016, we repurchased $20.0 million of our 11.5% Notes and $5.7 million of our 7% Notes at par. Additionally, we repurchased $7.0 million of our 8.500% junior priority secured notes due 2022, which we refer to as the 8.500% Notes, for $4.6 million.

During the first quarter of 2017, we redeemed the full outstanding principal balance of our 11.5% Notes at par. We have addressed all but $5.5 million of our 7% Notes maturing in 2017. We expect the remaining $5.5 million will be addressed prior to or at maturity in May of 2017 using cash flow from operations or availability under our ABL Facility.

In connection with these activities, we continued to successfully reduce our outstanding debt and weighted average interest rate, which we believe will result in annual cash interest savings of approximately $40 million in 2017 as compared to 2012. We have been able to accomplish this while reinvesting cash into our businesses via three acquisitions and focused capital expenditures.

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

Discontinued Operations

During the first quarter of 2016, we completed the sale of our Packaging Business. The financial results of the Packaging Business have been accounted for as discontinued operations. Our historical, condensed consolidated financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented. See Note 2 to our condensed consolidated financial statements for further discussion regarding our discontinued operations.

Reportable Segments

We operate three complementary reportable segments: the envelope segment, the print segment and the label segment.

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three month reporting periods each consisted of 13 weeks, and ended on April 1, 2017, and April 2, 2016.

	For the Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands, except per share amounts)
Net sales	$374,506	$432,761
Operating income (loss):
Envelope	$14,451	$17,559
Print	(4,826)	3,377
Label	9,402	4,708
Corporate	(8,993)	(8,630)
Total operating income	10,034	17,014
Interest expense, net	19,147	24,095
Loss (gain) on early extinguishment of debt, net	45	(21,613)
Other (income) expense, net	(227)	554
(Loss) income from continuing operations before income taxes	(8,931)	13,978
Income tax (benefit) expense	(239)	958
(Loss) income from continuing operations	(8,692)	13,020
Loss from discontinued operations, net of taxes	—	(1,817)
Net (loss) income	$(8,692)	$11,203
(Loss) income per share – basic:
Continuing operations	$(1.02)	$1.53
Discontinued operations	—	(0.21)
Net (loss) income	$(1.02)	$1.32

(Loss) income per share – diluted:
Continuing operations	$(1.02)	$1.38
Discontinued operations	—	(0.18)
Net (loss) income	$(1.02)	$1.20

Net Sales

Net sales decreased $58.3 million, or 13.5%, in the first quarter of 2017, as compared to the first quarter of 2016. Sales in our envelope segment decreased $27.4 million, sales in our print segment decreased $20.2 million, and sales in our label segment decreased $10.6 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $7.0 million, or 41.0%, in the first quarter of 2017, as compared to the first quarter of 2016. This decrease was due to a decrease in operating income of $8.2 million from our print segment, a decrease in operating income from our envelope segment of $3.1 million and an increase in corporate expenses of $0.4 million. These decreases in operating income were partially offset by an increase in operating income from our label segment of $4.7 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $4.9 million to $19.1 million in the first quarter of 2017, as compared to $24.1 million in the first quarter of 2016. The decrease was primarily due to the Exchange Offer; the retirement of our 11.5% Notes during 2016 and 2017 and the partial retirement of our 7% Notes during 2016. Interest expense in the first quarter of 2017 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.3%. This compares to average outstanding debt of approximately $1.2 billion and a weighted average interest rate of 7.2% in the first quarter of 2016.

We expect interest expense for the remainder of 2017 will be lower than the same period in 2016, primarily due to the Exchange Offer and the retirement of our 11.5% Notes and 7% Notes.

Loss (Gain) on Early Extinguishment of Debt

In the first quarter of 2017, we recorded a loss on early extinguishment of debt less than $0.1 million related to the repurchase in full of the remaining $20.5 million of our 11.5% Notes.

In the first quarter of 2016 we recorded a gain on early extinguishment of debt of $16.5 million related to the repurchase of $34.5 million of our 7% Notes. Additionally, we recorded a gain on early extinguishment of debt of $5.1 million related to the repurchase of $10.0 million of our 11.5% Notes.

Income Taxes

	For the Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Income tax (benefit) expense from U.S. operations	$(329)	$972
Income tax expense (benefit) from foreign operations	90	(14)
Income tax (benefit) expense	$(239)	$958
Effective income tax rate	2.7%	6.9%

Income Tax Expense

In the first quarter of 2017, we had an income tax benefit of $0.2 million, compared to an income tax expense of $1.0 million in the first quarter of 2016, primarily related to income taxes on our domestic operations.

Our effective tax rate in the first quarters of 2017 and 2016 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets in the U.S. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2017.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. Based upon our analysis, which incorporated the excess capacity and pricing pressures we have experienced in certain of our product lines, we believe it is more likely than not that the net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those net deferred tax assets of $132.6 million as of April 1, 2017. Our valuation allowance increased $3.4 million from December 31, 2016, primarily due to our pre-tax loss for the first quarter of 2017. We will continue to closely monitor our position with respect to the full realization of our net deferred tax assets and the corresponding valuation allowances on those assets and make adjustments as needed in the future as our facts and circumstances dictate.

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

Loss from Discontinued Operations, Net of Taxes

On January 19, 2016, we completed the sale of our Packaging Business. We received total cash proceeds of approximately $89.6 million, net of transaction costs of $6.3 million. This resulted in the recognition of a total loss of $3.6 million. A gain of $1.4 million was recorded during the year ended 2016, of which a $2.0 million gain was recorded during the first quarter of 2016. For the year ended 2015, we recorded a non-cash loss on the sale of discontinued operations of $5.0 million and a non-cash goodwill impairment charge of $9.9 million related to this transaction. This loss was based on the executed purchase agreement and the net assets of the Packaging Business. In accordance with the guidance in ASC 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the operating results of our Packaging Business, as well as the non-cash loss on sale of discontinued operations, are reported in discontinued operations in our consolidated financial statements for all periods presented herein.

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

Envelope

	For the Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Segment net sales	$201,839	$229,260
Segment operating income	$14,451	$17,559
Operating income margin	7.2%	7.7%
Restructuring and other charges	$1,209	$515

Segment Net Sales

Segment net sales for our envelope segment decreased $27.4 million, or 12.0%, in the first quarter of 2017, as compared to the first quarter of 2016, primarily due to: (i) lower sales volumes in our office products business line, primarily due to marketplace trends, a regulatory decision blocking the merger of two of our significant customers mid-way through our 2016 fiscal year and certain customer inventory rationalization programs resulting in lower demand; (ii) lower sales volumes from our wholesale and generic transactional envelope products; and (iii) lower sales volumes within our direct mail platform, primarily driven by timing of mail campaigns for our financial institution customers.

Segment Operating Income

Segment operating income for our envelope segment decreased $3.1 million, or 17.7%, in the first quarter of 2017, as compared to the first quarter of 2016. The decrease was primarily due to: (i) lower gross margin of $3.6 million primarily due to lower sales volumes across our envelope platform; and (ii) higher restructuring and other charges of $0.7 million due to overhead cost eliminations implemented in connection with the closure of an envelope facility and the initiation of the Company's 2017 Profitability Improvement Plan. These decreases were partially offset by lower selling, general and administrative expenses of $1.2 million primarily due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Print

	For the Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Segment net sales	$104,238	$124,487
Segment operating (loss) income	$(4,826)	$3,377
Operating income margin	(4.6)%	2.7%
Restructuring and other charges	$6,645	$308

Segment Net Sales

Segment net sales for our print segment decreased $20.2 million, or 16.3%, in the first quarter of 2017, as compared to the first quarter of 2016, primarily due to: (i) lower sales volumes in our commercial print group, primarily driven by customer demand; and (ii) continued pricing pressures.

Segment Operating Income

Segment operating income for our print segment decreased $8.2 million in the first quarter of 2017, as compared to the first quarter of 2016. The decrease was primarily due to: (i) higher restructuring and other charges of $6.3 million primarily due to the closure of a print facility and the initiation of the Company's 2017 Profitability Improvement Plan; and (ii) lower gross margin of $3.2 million due to lower sales volumes and continued pricing pressures. These decreases were partially offset by lower selling, general and administrative expenses of $1.4 million due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Label

	For the Three Months Ended
	April 1, 2017	April 2, 2016
	(in thousands)
Segment net sales	$68,429	$79,014
Segment operating income	$9,402	$4,708
Operating income margin	13.7%	6.0%
Restructuring and other (benefits) charges	$(397)	$4,155

Segment Net Sales

Segment net sales for our label segment decreased $10.6 million, or 13.4%, in the first quarter of 2017, as compared to the first quarter of 2016, primarily due to: (i) lower sales of $5.9 million related to the exit of our coating operation during the second quarter of 2016; (ii) a decrease in sales due to product mix within certain of our existing prescription label customers; and (iii) lower sales volume in our custom label products.

Segment Operating Income

Segment operating income for our label segment increased $4.7 million, or 99.7%, in the first quarter of 2017, as compared to the first quarter of 2016. This increase was primarily due to: (i) lower restructuring and other charges of $4.6 million due to the exit of our coating operations and the write down of an investment during the first quarter of 2016; and (ii) lower selling, general and administrative expenses of $1.3 million primarily due to cost reduction initiatives and lower commission expense due to lower sales volumes. These increases were partially offset by lower gross margin of $1.4 million primarily due to lower sales.

Corporate Expenses

Corporate expenses remained relatively flat in the first quarter of 2017, as compared to the first quarter of 2016.

Restructuring and Other Charges

Restructuring

We currently have two active cost savings, restructuring and integration plans, which are related to the implementation of cost savings initiatives focused on overhead cost eliminations, including headcount reductions and the closure of certain manufacturing facilities. We refer to these plans as the 2017 Plan and the 2016 Plan. Each plan is primarily associated with a specific fiscal year of the planned cost actions.

During 2016, we began implementing the 2017 Plan and continued activity under the 2016 Plan. We are still contemplating additional cost actions that would be associated with the 2017 Plan. We expect to be substantially complete with the 2016 Plan and the 2017 Plan in the 2017 fiscal year and the 2018 fiscal year, respectively. We also currently have certain residual actions associated with finalizing prior restructuring and acquisition plans, which we refer to as the Residual Plans. As a result of these cost savings actions, over the last several years we have closed or consolidated a significant amount of manufacturing facilities and have had a significant number of headcount reductions. We do not anticipate any significant future expenses related to the Residual Plans, other than modifications to current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

During the first quarter of 2017, as a result of our restructuring and integration activities, we incurred $8.2 million of restructuring and other charges, which included $1.1 million of employee separation costs, $1.1 million of net non-cash charges on long-lived assets, $0.2 million of equipment moving expenses, $0.1 million of lease termination expenses, multi-employer pension withdrawal expenses of $5.2 million, and building clean-up and other expenses of $0.5 million.

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

As of April 1, 2017, our total restructuring liability was $24.1 million, of which $4.5 million is included in other current liabilities and $19.6 million is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities, presented on a discount basis, are $21.5 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill or intangible asset impairments recorded for the three months ended April 1, 2017, or April 2, 2016.

Liquidity and Capital Resources

Net Cash Used in Operating Activities of Continuing Operations. Net cash used in operating activities of continuing operations was $6.4 million in the first three months of 2017, primarily due to a use of cash of $53.7 million from (i) accounts payable primarily resulting from the timing of vendor payments; (ii) other working capital changes, primarily resulting from the timing of customer related liabilities and lower freight activity due to lower volumes; and (iii) higher inventories due to the timing of customer orders. These uses in cash were partially offset by a source of cash of $36.8 million from accounts receivables due to improved collections from and sales to our customers and our net loss adjusted for non-cash items of $10.6 million, primarily comprised of: (i) our net loss of $8.7 million; (ii) depreciation and amortization expense of $11.8 million; and (iii) non-cash restructuring and other charges of $6.2 million.

Net cash used by operating activities of continuing operations was $11.4 million in the first three months of 2016, primarily due to the use of cash of $24.2 million from working capital. The use of cash from working capital primarily resulted from the timing of interest payments on our long-term debt and timing of payments to our vendors. The use of cash was partially offset by a source of cash from accounts receivable due to the timing of collections from our customers and our net income of adjusted for non-cash items of $12.7 million, primarily comprised of: (i) our net income of $11.2 million; (ii) a gain on early extinguishment of debt of $21.6 million; (iii) depreciation and amortization expense of $12.0 million; and (iv) non-cash restructuring and other charges of $4.5 million.

Cash provided by operating activities is generally sufficient to meet daily disbursement needs. On days when our cash receipts exceed disbursements, we reduce our credit facility balance or place excess funds in conservative, short-term investments until there is an opportunity to pay down debt. On days when our cash disbursements exceed cash receipts, we use invested cash balances and/or our credit facility to fund the difference. As a result, our daily credit facility balance fluctuates depending on working capital needs. Regardless of these fluctuations, at all times we believe we have sufficient liquidity available to us to fund our cash needs.

Net Cash Used In Operating Activities of Discontinued Operations. Represents the net cash used in operating activities of our discontinued operations.

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $7.5 million in the first three months of 2017, primarily due to capital expenditures of $8.2 million, partially offset by proceeds of $0.7 million from the sale of property, plant and equipment.

Net cash used in investing activities of continuing operations was $7.2 million in the first three months of 2016, primarily comprised of capital expenditures.

We estimate that we will spend approximately $20 to $25 million on capital expenditures in 2017, after considering proceeds from the sale of property, plant and equipment. Our primary sources for our capital expenditures are cash generated from operations, proceeds from the sale of property, plant and equipment, and financing capacity within our current debt arrangements. These sources of cash are consistent with prior years' funding of our capital expenditures.

Net Cash Provided By (Used In) Investing Activities of Discontinued Operations. Represents the net cash used in or provided by our discontinued operations related to investing activities.

In the first three months of 2016, the cash provided by discontinued investing activities of $94.6 million is comprised of gross cash proceeds received related to the sale of our Packaging Business.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities of continuing operations was $12.0 million in the first three months of 2017 primarily due to net borrowings of $34.0 million under our ABL Facility, partially offset by: (i) cash paid of $20.5 million related to the extinguishment of our 11.5% Notes; and (ii) various repayments on other long-term debt totaling $1.4 million.

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

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.0 billion as of April 1, 2017, an increase of $16.0 million from December 31, 2016. The increase was primarily due to net borrowings of $34.0 million under our ABL Facility during the first three months of 2017, partially offset by: (i) the extinguishment of $20.5 million of our 11.5% Notes; and (ii) various repayments on other long-term debt totaling $1.4 million. As of April 1, 2017, approximately 89% of our debt outstanding was subject to fixed interest rates. As of April 24, 2017, we had approximately $53.8 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations, or purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Letters of Credit

As of April 1, 2017, we had outstanding letters of credit of approximately $17.7 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	6.000% Secured Notes	8.500% Notes	11.5% Notes	6.000% Unsecured Notes	Outlook	Last Update
Moody’s	Caa1	B3	Caa2	Caa3	NR	Stable	June 2016
Standard & Poor’s	CCC+	B-	CCC	NR	CCC-	Negative	July 2016
In June 2016, Moody's Investors Services, which we refer to as Moody's, upgraded our Corporate Rating and the ratings on our 6.000% Secured Notes and 8.500% Notes. Additionally, Moody's affirmed the ratings on our 11.5% Notes. In July 2016, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, upgraded our Corporate Rating, rated our 6.000% Unsecured Notes for the first time and withdrew the rating on our 11.5% Notes. Additionally, the ratings on our 6.000% Secured Notes and 8.500% Notes remained unchanged. The detail of all current ratings has been provided in the table above.
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

As of April 1, 2017, we were in compliance with all covenants under our long-term debt.

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

As of April 1, 2017, we had variable rate debt outstanding of $115.7 million. A change of 1% to the current London Interbank Offered Rate would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. Subsequent to the sale of the Packaging Business on January 19, 2016, we have minimal exposure to market risk for changes in foreign currency exchange rates. For the three months ended April 1, 2017, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have had a minimal impact to our sales and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of April 1, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 1, 2017, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended April 1, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We have received a notice from the New York Stock Exchange, which we refer to as the NYSE, that we do not meet its continued listing requirements. If we cannot meet the continued listing requirements of the NYSE, the NYSE may delist our common shares, which would have an adverse impact on the trading volume, liquidity and market price of our common shares.

On March 28, 2017, we received notice from the NYSE that we do not satisfy the NYSE’s continued listing standard requirement that our average global market capitalization be at least $50.0 million for 30 consecutive trading days. In accordance with the NYSE rules, the Company intends to respond to the notice within 45 days of its receipt with the submission of a business plan demonstrating how the Company intends to return to compliance with the market capitalization standards within 18 months of receipt of the Notice (which period may be truncated by the NYSE). If the NYSE accepts the plan, the common stock will continue to be listed and traded on the NYSE during that specified period. If we are unable to maintain compliance with the NYSE listing requirements, our common stock will be delisted from the NYSE. As a result of such a delisting, we would likely have our common stock quoted over the counter, in order to have our common stock continue to be traded on a public market. Securities that trade over the counter generally have less liquidity and greater volatility than securities that trade on the NYSE. Delisting from the NYSE may also preclude us from using certain state securities law exemptions, which could make it more difficult and expensive for us to raise capital in the future and more difficult for us to provide compensation packages sufficient to attract and retain key employees. In addition, because over the counter issuers are not subject to the corporate governance and other standards imposed by the NYSE, our reputation may suffer, which could result in a decrease in the trading price of our shares. The delisting of our common stock from the NYSE would significantly disrupt the ability of investors to trade our common stock and could materially and adversely affect the value and liquidity of our securities.

There can be no assurances as to the effectiveness of our 2017 Profitability Improvement Plan.

With the decline in our office product envelope and related wholesale envelope product lines and other continued marketplace challenges impacting each segment, during the fourth quarter of 2016 we initiated a two year $50 million cost savings and profitability plan, which we refer to as the 2017 Profitability Improvement Plan, to offset the impact of these marketplace challenges and continue to improve our consolidated operating margins. With this plan, we expect higher restructuring, impairment and other charges primarily resulting from severance expense, facility rationalization costs and impairments associated with equipment footprint reductions. These incremental charges are expected to ultimately be offset by improved gross profit margins and lower selling general and administrative expenses as we operate through 2017 and into 2018; however, there can be no assurances that this plan will be implemented as proposed, achieve the intended or expected results or otherwise be effective.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk factors" in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.3+	Cenveo, Inc. 2017 Long-Term Equity Incentive Plan, as amended-incorporated by reference to Annex A to registrant’s Schedule 14A, filed March 28, 2017.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits
32.1**	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
_________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on May 4, 2017.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)