Form 10-Q
period 2017-07-01
CENVEO, INC
filed 2017-08-03
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017
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

As of August 2, 2017, the registrant had 8,580,896 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended July 1, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	July 1, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,098	$5,532
Accounts receivable, net	191,714	234,187
Inventories, net	110,609	101,950
Prepaid and other current assets	39,434	41,576
Total current assets	348,855	383,245

Property, plant and equipment, net	198,927	207,679
Goodwill	175,460	175,209
Other intangible assets, net	122,166	124,831
Other assets, net	23,994	21,995
Total assets	$869,402	$912,959
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$6,944	$31,727
Accounts payable	142,328	175,896
Accrued compensation and related liabilities	20,894	24,684
Other current liabilities	69,289	82,899
Total current liabilities	239,455	315,206

Long-term debt	1,032,329	986,939
Other liabilities	193,242	199,971
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	86	86
Paid-in capital	382,650	382,271
Retained deficit	(878,828)	(868,285)
Accumulated other comprehensive loss	(99,532)	(103,229)
Total shareholders’ deficit	(595,624)	(589,157)
Total liabilities and shareholders’ deficit	$869,402	$912,959

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share data) (unaudited)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales	$354,982	$410,053	$736,895	$850,632
Cost of sales	297,684	341,490	615,463	711,219
Selling, general and administrative expenses	40,172	44,734	84,713	91,973
Amortization of intangible assets	1,352	1,379	2,731	2,986
Restructuring and other charges	4,416	880	12,596	5,870
Operating income	11,358	21,570	21,392	38,584
Interest expense, net	19,525	21,512	38,672	45,607
Loss (gain) on early extinguishment of debt, net	63	(51,273)	108	(72,886)
Other income, net	(96)	(1,644)	(323)	(1,090)
(Loss) income from continuing operations before income taxes	(8,134)	52,975	(17,065)	66,953
Income tax (benefit) expense	(6,283)	2,115	(6,522)	3,073
(Loss) income from continuing operations	(1,851)	50,860	(10,543)	63,880
Loss from discontinued operations, net of taxes	—	(3,304)	—	(5,121)
Net (loss) income	(1,851)	47,556	(10,543)	58,759
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	1,595	2,480	3,189	4,960
Currency translation adjustment, net	55	(157)	508	1,585
Total other comprehensive income	1,650	2,323	3,697	6,545
Comprehensive (loss) income	$(201)	$49,879	$(6,846)	$65,304

(Loss) income per share – basic:
Continuing operations	$(0.22)	$5.97	$(1.23)	$7.51
Discontinued operations	—	(0.39)	—	(0.60)
Net (loss) income	$(0.22)	$5.58	$(1.23)	$6.91

(Loss) income per share – diluted:
Continuing operations	$(0.22)	$5.15	$(1.23)	$6.43
Discontinued operations	—	(0.33)	—	(0.51)
Net (loss) income	$(0.22)	$4.82	$(1.23)	$5.92

Weighted average shares outstanding:
Basic	8,561	8,517	8,557	8,501
Diluted	8,561	9,977	8,557	10,143

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Six Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net (loss) income	$(10,543)	$58,759
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on sale of discontinued operations, net of taxes	—	2,645
Loss from discontinued operations, net of taxes	—	2,476
Depreciation and amortization, excluding non-cash interest expense	23,743	23,856
Non-cash interest expense, net	3,937	4,753
Deferred income taxes	(4,828)	712
Gain on sale of assets	(206)	(1,924)
Non-cash restructuring and other charges, net	8,305	4,663
Non-cash loss (gain) on early extinguishment of debt, net	43	(70,803)
Stock-based compensation provision	433	1,008
Other non-cash charges	1,161	1,724
Changes in operating assets and liabilities:
Accounts receivable	42,455	40,958
Inventories	(9,920)	8,689
Accounts payable and accrued compensation and related liabilities	(37,462)	(51,500)
Other working capital changes	(15,458)	(16,498)
Other, net	(949)	(1,787)
Net cash provided by operating activities of continuing operations	711	7,731
Net cash used in operating activities of discontinued operations	—	(10,296)
Net cash provided by (used in) operating activities	711	(2,565)
Cash flows from investing activities:
Capital expenditures	(14,478)	(17,561)
Proceeds from sale of property, plant and equipment	1,265	7,993
Proceeds from sale of assets	—	2,000
Net cash used in investing activities of continuing operations	(13,213)	(7,568)
Net cash provided by investing activities of discontinued operations	—	92,906
Net cash (used in) provided by investing activities	(13,213)	85,338
Cash flows from financing activities:
Proceeds from issuance of 4% secured notes due 2021	—	50,000
Payment of financing-related costs and expenses and debt issuance discounts	(298)	(10,763)
Proceeds from issuance of other long-term debt	7,900	—
Repayments of other long-term debt	(2,978)	(3,102)
Repayment of 11.5% senior notes due 2017	(20,465)	(4,725)
Repayment of 7% senior exchangeable notes due 2017	(5,493)	(27,580)
Purchase and retirement of common stock upon vesting of restricted stock units	(55)	(341)
Borrowings under asset-based revolving credit facility due 2021	221,253	247,100
Repayments under asset-based revolving credit facility due 2021	(185,945)	(339,400)
Net cash provided by (used in) financing activities of continuing operations	13,919	(88,811)
Net cash used in financing activities of discontinued operations	—	(8)
Net cash provided by (used in) financing activities	13,919	(88,819)
Effect of exchange rate changes on cash and cash equivalents	149	453
Net increase (decrease) in cash and cash equivalents	1,566	(5,593)
Cash and cash equivalents at beginning of period	5,532	10,556
Cash and cash equivalents at end of period	$7,098	$4,963

Supplemental cash flow disclosures:
Cash paid for interest	$34,703	$43,200
Cash paid for taxes, net	693	2,750
Non-cash origination of capital leases	3,029	803

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of July 1, 2017, and the results of operations for the three and six months ended July 1, 2017, and July 2, 2016, and cash flows for the six months ended July 1, 2017, and July 2, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six months ended July 1, 2017, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 31, 2016, condensed consolidated balance sheet is derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC. Certain prior year amounts have been reclassified to conform to the current year presentation. (See New Accounting Pronouncements for further discussion.) The reporting periods for the three and six months ended July 1, 2017, and July 2, 2016, each consisted of 13 and 26 weeks, respectively.

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

During the second quarter of 2017, in connection with the closure of an envelope manufacturing facility, the Company classified the owned facility as held for sale. Accordingly, $2.2 million of property, plant and equipment, net, was reclassified to other assets, net, in the Company's condensed consolidated balance sheet.

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

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017, and will be applied either retrospectively to each period presented or using modified retrospective transition approach requiring a cumulative-effect adjustment for the current period as of the date of adoption. The Company anticipates using the modified retrospective transition approach. The Company is continuing its evaluation of the impact of the pending adoption of ASU 2014-09; however, the Company does not expect that the future adoption of ASU 2014-09 will have a material impact on its consolidated financial statements or disclosures. During the second quarter 2017, as part of its assessment process of the impact of adopting ASU 2014-09, the Company concluded it was appropriate to classify postage revenues and costs of goods sold as gross amounts as opposed to offsetting them within cost of goods sold. This assessment only impacts the Company’s print operating segment and the reclassifications had no effect on operating income (loss) or net income (loss) for any period presented. The reclassification impact by major category is as follows (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	Period	As reported	Reclassification adjustment	As adjusted
Net sales	Six months ended July 2, 2016	$836,802	$13,830	$850,632
	Three months ended July 2, 2016	404,041	6,012	410,053
	Three months ended April 1, 2017	374,506	7,407	381,913

Cost of sales	Six months ended July 2, 2016	$697,389	$13,830	$711,219
	Three months ended July 2, 2016	335,478	6,012	341,490
	Three months ended April 1, 2017	310,372	7,407	317,779

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. As a result of prospectively adopting ASU 2015-17 during the first quarter of 2017, the Company reclassified $3.4 million of current deferred tax assets from prepaid and other current assets to other liabilities in the Company's condensed consolidated balance sheet. Prior period amounts were not adjusted.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The new standard simplifies various aspects related to how share-based payments are accounted for and presented in the consolidated financial statements. The amendments include income tax consequences, the accounting for forfeitures, the classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance was effective in the first quarter of fiscal 2017. Adoption of ASU 2016-09 did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 reduces the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 during the first quarter of 2017. Adoption of ASU 2016-15 did not have a material impact on the Company's current period consolidated financial statements. The Company's prior year condensed consolidated statement of cash flows has been adjusted to conform to the current year presentation

In January 2017, the FASB issued ASU 2017-01 "Business Combinations (Topic 805): Clarifying the Definition of a Business" which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The revised definition of a business under ASU 2017-01 will reduce the number of transactions that are accounted for as business combinations. The amendments in this ASU are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is allowed for certain transactions. The Company will prospectively evaluate the impact that adoption of ASU 2017-01 will have on any future transactions.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

2. Discontinued Operations

On January 19, 2016, the Company completed the sale of the Packaging Business. The Company received total cash proceeds of approximately $89.6 million, net of transaction costs of approximately $6.3 million. This resulted in the recognition of a total loss of $3.6 million. A gain of $1.4 million was recorded for the year ended 2016, of which losses of $3.3 million and $1.3 million were recorded during the three and six months ended July 2, 2016, respectively. For the year ended 2015, the Company recorded a non-cash loss on the sale of $5.0 million and a non-cash goodwill impairment charge of $9.9 million related to this transaction. This loss was based on the executed purchase agreement and the net assets of the Packaging Business. In accordance with the guidance in ASC 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the financial results of the Packaging Business were accounted for as discontinued operations.

As of July 1, 2017, and December 31, 2016, the Company did not have any assets or liabilities outstanding related to its discontinued operations.

The following table summarizes certain statement of operations information for discontinued operations for the three and six months ended July 2, 2016 (in thousands, except per share data):

	For the Three Months Ended	For the Six Months Ended
	July 2, 2016	July 2, 2016
Net sales	$—	$6,637
Cost of sales	—	6,625
Selling, general and administrative expenses	—	2,242
Restructuring and other charges	—	1
Interest expense, net	—	7
Other expense, net	—	238
Loss from discontinued operations	—	(2,476)
Loss on sale of discontinued operations	(3,304)	(1,273)
Loss from discontinued operations before income taxes	(3,304)	(3,749)
Income tax expense	—	1,372
Loss from discontinued operations, net of taxes	$(3,304)	$(5,121)
Loss per share - basic	$(0.39)	$(0.60)
Loss per share - diluted	$(0.33)	$(0.51)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Inventories

Inventories by major category are as follows (in thousands):

	July 1, 2017	December 31, 2016
Raw materials	$34,643	$32,696
Work in process	10,533	12,186
Finished goods	65,433	57,068
	$110,609	$101,950

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	July 1, 2017	December 31, 2016
Land and land improvements	$8,080	$8,537
Buildings and building improvements	79,293	82,440
Machinery and equipment	535,009	546,425
Furniture and fixtures	9,026	9,553
Construction in progress	15,767	10,885
	647,175	657,840
Accumulated depreciation	(448,248)	(450,161)
	$198,927	$207,679

Sale-Leaseback Transaction

On June 30, 2016, the Company sold the real estate used by one manufacturing facility related to its envelope segment for net proceeds of $7.9 million and entered into a five year operating lease for the same facility, with options to renew for up to two additional five year periods. In connection with the sale, the Company maintained continuing involvement in one capital improvement project which, under ASC 840 "Leases," resulted in the deferral of sale-leaseback accounting. During the third quarter of 2016, the Company no longer maintained any continuing involvement obligations and accordingly the transaction qualified for sales-leaseback accounting. As a result, during the third quarter of 2016, the Company recorded a gain of approximately $2.1 million in other income, net, in the condensed consolidated statement of operations and a deferred gain of approximately $2.8 million which will be recognized ratably over the original five year lease.

Assets Held For Sale

During the second quarter of 2017, in connection with the closure of an envelope manufacturing facility, the Company classified the owned facility as held for sale. Accordingly, $2.2 million of property, plant and equipment, net, was reclassified to other assets, net, in the Company's condensed consolidated balance sheet.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of July 1, 2017, by reportable segment are as follows (in thousands):

	Envelope	Print	Label	Total
Balance as of December 31, 2016	$23,433	$42,499	$109,277	$175,209
Foreign currency translation	—	251	—	251
Balance as of July 1, 2017	$23,433	$42,750	$109,277	$175,460

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		July 1, 2017				December 31, 2016
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	6	$114,399	$(27,234)	$(62,413)	$24,752	$114,287	$(27,234)	$(60,014)	$27,039
Trademarks and trade names	21	64,545	(46,493)	(9,398)	8,654	64,533	(46,493)	(9,138)	8,902
Leasehold interest	16	4,430	—	(856)	3,574	4,430	—	(743)	3,687
Patents	9	3,528	—	(3,242)	286	3,528	—	(3,225)	303
Subtotal	11	186,902	(73,727)	(75,909)	37,266	186,778	(73,727)	(73,120)	39,931

Intangible assets with indefinite lives:
Trade names		84,900	—	—	84,900	84,900	—	—	84,900
Total		$271,802	$(73,727)	$(75,909)	$122,166	$271,678	$(73,727)	$(73,120)	$124,831

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2017	$2,561
2018	5,003
2019	4,885
2020	4,885
2021	4,731
2022	4,250
Thereafter	10,951
Total	$37,266

Asset Impairments

There were no goodwill or intangible asset impairments recorded in the three and six months ended July 1, 2017, or July 2, 2016, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	July 1, 2017	December 31, 2016
ABL Facility due 2021 (1)	$117,008	$81,700
4.0% secured notes due 2021 ($50 million outstanding principal amount as of July 1, 2017, and December 31, 2016)	49,832	49,813
8.500% junior priority secured notes due 2022 ($241.0 million outstanding principal amount as of July 1, 2017, and December 31, 2016)	235,249	234,742
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of July 1, 2017, and December 31, 2016)	532,008	530,166
6.000% senior unsecured notes due 2024 ($104.5 million outstanding principal amount as of July 1, 2017, and December 31, 2016)	86,663	85,591
11.5% senior notes due 2017 ($0.0 million and $20.5 million outstanding principal amount as of July 1, 2017, and December 31, 2016, respectively)	—	20,371
7% senior exchangeable notes due 2017 ($0.0 million and $5.5 million outstanding principal amount as of July 1, 2017, and December 31, 2016, respectively)	—	5,468
Other debt including capital leases	18,513	10,815
	1,039,273	1,018,666
Less current maturities	(6,944)	(31,727)
Long-term debt	$1,032,329	$986,939
 __________________________

(1) The weighted average interest rate outstanding for the Company's asset-based revolving credit facility (the "ABL Facility") was 3.8% and 3.4% as of July 1, 2017, and December 31, 2016, respectively.

The estimated fair value of the Company’s outstanding indebtedness was approximately $844.1 million and $881.7 million as of July 1, 2017, and December 31, 2016, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon a review of observable pricing in secondary markets for each debt instrument.

In the second quarter of 2017, the Company received net proceeds of $7.9 million in connection with a 28 month equipment financing arrangement. No gain or loss was recognized related to this transaction.

In the first quarter of 2017, the Company refinanced its outstanding equipment loan with an outstanding principal balance of $6.3 million. During the third quarter of 2017, the Company received $3.7 million of additional funding under this equipment loan. Interest on the equipment loan now accrues at 7.76% per year and is payable monthly in arrears beginning on May 1, 2017, through October 1, 2020.

As of July 1, 2017, the Company was in compliance with all covenants under its long-term debt agreements.

Extinguishments

In the second quarter of 2017, the Company repurchased in full of the remaining $5.5 million of its 7% Notes at par.

In the first quarter of 2017, the Company recorded a loss of less than $0.1 million on early extinguishment of debt related to the repurchase in full of the remaining $20.5 million of its 11.5% senior notes due 2017 (the "11.5% Notes").

In the second quarter of 2016, the Company recorded a gain on early extinguishment of debt of $46.1 million, related to the exchange offer where by approximately 80% of the Company's 11.5% Notes were exchanged for newly issued 6.000% senior unsecured notes due 2024 (the "6.000% Unsecured Notes"). Additionally, $1.2 million of gain on early extinguishment of debt related to $4.2 million exchanged by affiliated noteholders was recorded as a component of paid-in capital.

In the second quarter of 2016, the Company recorded a gain on early extinguishment of debt of $5.4 million related to the repurchase of $16.5 million of its 7% Notes. Additionally, during the second quarter of 2016, in connection with Amendment No. 4 to the Company's ABL Facility, the Company recorded a loss on early extinguishment of debt of $0.2 million.

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

7. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, the Company believes the outcome of these various proceedings will not have a material effect on the Company’s financial statements. In the second quarter of 2016, the Company reached confidential agreements to settle controversies and disputes in connection with certain product warranty litigations. Total expenses related to the litigation and associated accruals, recognized in selling, general and administrative expenses in the condensed consolidated statement of operations was $1.5 million in the three months ended July 2, 2016. The Company did not have a similar settlement or related expense during the three and six months ended July 1, 2017.

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

8. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring or nonrecurring basis as of July 1, 2017. On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of December 31, 2016.

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, and accounts payable are reasonable estimates of their fair values as of July 1, 2017, and December 31, 2016, due to the short-term nature of these instruments. See Note 6 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions at fair value.

9. Retirement Plans

The components of the net periodic expense for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$—	$—	$—	$—
Interest cost	3,271	3,545	6,542	7,090
Expected return on plan assets	(4,636)	(4,775)	(9,272)	(9,550)
Net amortization and deferral	1	1	2	2
Recognized net actuarial loss	2,612	2,480	5,224	4,960
Net periodic expense	$1,248	$1,251	$2,496	$2,502

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended July 1, 2017, and July 2, 2016, and $0.3 million for each of the six months ended July 1, 2017, and July 2, 2016.

For the six months ended July 1, 2017, the Company made total contributions of $1.5 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $7.7 million to its pension, SERP and OPEB plans, for the remainder of 2017.

10. Stock-Based Compensation

On April 27, 2017, the Company's shareholders approved the 2017 Long-Term Equity Incentive Plan, which authorizes the issuance of up to 400,000 shares of the Company’s common stock. Any unused shares previously authorized under prior plans that have not been issued were not carried forward into the 2017 Long-Term Equity Incentive Plan.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.2 million and $0.4 million for the three months ended July 1, 2017, and July 2, 2016, respectively, and $0.4 million and $1.0 million for the six months ended July 1, 2017, and July 2, 2016, respectively.

As of July 1, 2017, there was approximately $0.9 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 1.9 years.

Stock Options

A summary of the Company’s outstanding stock options as of and for the six months ended July 1, 2017, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	129,365	$26.31	2.9	$—
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(49,057)	39.10
Outstanding at July 1, 2017	80,308	$18.50	3.5	$—
Exercisable at July 1, 2017	47,977	$18.13	3.3	$—

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

RSUs

A summary of the Company’s non-vested RSUs as of and for the six months ended July 1, 2017, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	82,964	$16.28
Granted	—	—
Vested	(26,001)	17.88
Forfeited	(2,578)	18.30
Unvested at July 1, 2017	54,385	$15.42

The total fair value of RSUs which vested during the three and six months ended July 1, 2017, was $0.1 million.

On July 27, 2017, a total of 45,608 RSUs, which vest one year from the date of issuance, were issued to the independent members of the Company's Board of Directors. The fair value of these awards was determined based on the Company's stock price on the date of issuance.

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

During 2016, the Company began implementing the 2017 Plan and continued activity under the 2016 Plan. The Company is still contemplating additional cost actions that would be associated with the 2017 Plan. The Company expects to be substantially complete with the 2016 Plan and the 2017 Plan in the 2017 fiscal year and the 2018 fiscal year, respectively. The Company currently has certain residual actions associated with finalizing prior restructuring and acquisition plans (the "Residual Plans"). As a result of these cost savings actions over the last several years, the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions. During the first six months of 2017, the Company announced and completed the closure of one envelope facility and one print facility.

The Company does not anticipate any significant future expenses related to the Residual Plans other than modifications to current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present the details of the expenses (benefits) recognized as a result of these plans.

2017 Activity

Restructuring and other charges for the three months ended July 1, 2017, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2017 Plan	$67	$513	$417	$27	$—	$392	$1,416
2016 Plan	—	—	77	—	—	—	77
Residual Plans	—	—	—	—	—	19	19
Total Envelope	67	513	494	27	—	411	1,512
Print
2017 Plan	(54)	393	261	28	—	577	1,205
Residual Plans	—	—	—	—	337	(21)	316
Total Print	(54)	393	261	28	337	556	1,521
Label
2017 Plan	18	93	—	1,128	—	—	1,239
Residual Plans	—	—	—	—	—	11	11
Total Label	18	93	—	1,128	—	11	1,250
Corporate
2017 Plan	105	—	—	—	—	21	126
2016 Plan	7	—	—	—	—	—	7
Total Corporate	112	—	—	—	—	21	133
Total Restructuring and Other Charges	$143	$999	$755	$1,183	$337	$999	$4,416

Restructuring and other charges for the six months ended July 1, 2017, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2017 Plan	$642	$963	$446	$54	$—	$417	$2,522
2016 Plan	(33)	(2)	124	18	—	70	177
Residual Plans	—	—	—	—	—	22	22
Total Envelope	609	961	570	72	—	509	2,721
Print
2017 Plan	172	1,061	374	37	4,933	966	7,543
Residual Plans	—	—	—	—	599	24	623
Total Print	172	1,061	374	37	5,532	990	8,166
Label
2017 Plan	(151)	93	—	1,128	—	—	1,070
2016 Plan	(17)	—	—	—	—	—	(17)
Residual Plans	(196)	—	—	—	—	(4)	(200)
Total Label	(364)	93	—	1,128	—	(4)	853
Corporate
2017 Plan	815	—	—	—	—	34	849
2016 Plan	7	—	—	—	—	—	7
Total Corporate	822	—	—	—	—	34	856
Total Restructuring and Other Charges	$1,239	$2,115	$944	$1,237	$5,532	$1,529	$12,596

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2016 Activity

Restructuring and other charges for the three months ended July 2, 2016, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$32	$—	$—	$—	$—	$—	$32
Residual Plans	6	146	—	—	7	—	159
Total Envelope	38	146	—	—	7	—	191
Print
2016 Plan	11	—	—	—	—	—	11
Residual Plans	(1)	—	—	118	290	116	523
Total Print	10	—	—	118	290	116	534
Label
2016 Plan	5	—	—	—	—	1	6
Residual Plans	40	—	—	—	—	(105)	(65)
Total Label	45	—	—	—	—	(104)	(59)
Corporate
2016 Plan	207	—	—	—	—	—	207
Residual Plans	—	—	—	—	—	7	7
Total Corporate	207	—	—	—	—	7	214
Total Restructuring and Other Charges	$300	$146	$—	$118	$297	$19	$880

Restructuring and other charges for the six months ended July 2, 2016, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$97	$—	$—	$—	$—	$—	$97
Residual Plans	13	146	276	—	54	120	609
Total Envelope	110	146	276	—	54	120	706
Print
2016 Plan	15	—	—	—	—	—	15
Residual Plans	(2)	—	—	158	512	159	827
Total Print	13	—	—	158	512	159	842
Label
2016 Plan	33	—	—	—	—	1	34
Residual Plans	603	—	—	—	—	1,159	1,762
Asset Impairments	—	2,300	—	—	—	—	2,300
Total Label	636	2,300	—	—	—	1,160	4,096
Corporate
2016 Plan	207	—	—	—	—	3	210
Residual Plans	—	—	—	—	—	16	16
Total Corporate	207	—	—	—	—	19	226
Total Restructuring and Other Charges	$966	$2,446	$276	$158	$566	$1,458	$5,870

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2017 Plan
Balance as of December 31, 2016	$2,000	$—	$—	$—	$2,000
Accruals, net	1,478	1,219	4,933	2,237	9,867
Payments	(2,182)	(236)	—	(2,229)	(4,647)
Balance as of July 1, 2017	$1,296	$983	$4,933	$8	$7,220

2016 Plan
Balance as of December 31, 2016	$844	$—	$—	$—	$844
Accruals, net	(43)	18	—	194	169
Payments	(704)	(18)	—	(194)	(916)
Balance as of July 1, 2017	$97	$—	$—	$—	$97

Residual Plans
Balance as of December 31, 2016	$247	$—	$17,482	$359	$18,088
Accruals, net	(196)	—	599	42	445
Payments	(51)	—	(1,828)	(401)	(2,280)
Balance as of July 1, 2017	$—	$—	$16,253	$—	$16,253

Total Restructuring Liability	$1,393	$983	$21,186	$8	$23,570

As of July 1, 2017, the total restructuring liability was $23.6 million, of which $3.7 million is included in other current liabilities and $19.9 million is included in other liabilities in the Company's condensed consolidated balance sheet.

12. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 31, 2016	$(5,255)	$(97,974)	$(103,229)
Other comprehensive income before reclassifications	508	—	508
Amounts reclassified from AOCI	—	3,189	3,189
Other comprehensive income	508	3,189	3,697
Balance as of July 1, 2017	$(4,747)	$(94,785)	$(99,532)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Changes in Foreign Currency Translation
Loss on foreign exchange	$—	$—	$—	$1,945	Loss from discontinued operations, net of taxes
Changes in pension and other employee benefit accounts:
Net actuarial losses	2,612	2,480	5,224	4,960	Cost of sales
	2,612	2,480	5,224	6,905	Total before tax
Taxes	(1,017)	—	(2,035)	—	Income tax (benefit) expense
Total reclassifications for the period	$1,595	$2,480	$3,189	$6,905	Net of tax

13. Income (Loss) per Share

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

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding for the period. When applicable, diluted income (loss) per share is calculated using two approaches. The first approach, the treasury stock method, reflects the potential dilution that could occur if the Equity Awards to issue Common Stock were exercised. The second approach, the if converted method, reflects the potential dilution of the Equity Awards, the 7% Notes and outstanding warrants being exchanged for Common Stock. Under this method, interest expense, net of tax, if any, associated with the 7% Notes, up through redemption, is added back to income from continuing operations and the shares outstanding are increased by the underlying 7% Notes equivalent.

As of July 1, 2017, the effect of approximately 122,000 shares related to the exchange of the 7% Notes for Common Stock were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of July 1, 2017, and July 2, 2016, the effect of approximately 135,000 and 205,000 shares, respectively, related to the issuance of Common Stock upon exercise of Equity Awards were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of July 1, 2017, and July 2, 2016, the effect of approximately 1.7 million and 1.5 million shares, respectively, related to the issuance of Common Stock upon exercise of warrants were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted income (loss) per share for the three and six months ended July 1, 2017, and July 2, 2016 (in thousands, except per share data):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator for basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(1,851)	$50,860	$(10,543)	$63,880
Loss from discontinued operations, net of taxes	—	(3,304)	—	(5,121)
Net (loss) income	$(1,851)	$47,556	$(10,543)	$58,759
Numerator for diluted (loss) income per share:
(Loss) income from continuing operations - as reported	$(1,851)	$50,860	$(10,543)	$63,880
Interest expense on 7% Notes, net of taxes	—	572	—	1,311
(Loss) income from continuing operations - after assumed conversions of dilutive shares	(1,851)	51,432	(10,543)	65,191
Loss from discontinued operations, net of taxes	—	(3,304)	—	(5,121)
Net (loss) income for diluted loss per share - after assumed conversions of dilutive shares	$(1,851)	$48,128	$(10,543)	$60,070
Denominator for weighted average common shares outstanding:
Basic shares	8,561	8,517	8,557	8,501
Dilutive effect of 7% Notes	—	1,460	—	1,642
Dilutive effect of Equity Awards	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted shares	8,561	9,977	8,557	10,143

(Loss) income per share – basic:
Continuing operations	$(0.22)	$5.97	$(1.23)	$7.51
Discontinued operations	—	(0.39)	—	(0.60)
Net (loss) income	$(0.22)	$5.58	$(1.23)	$6.91

(Loss) income per share – diluted:
Continuing operations	$(0.22)	$5.15	$(1.23)	$6.43
Discontinued operations	—	(0.33)	—	(0.51)
Net (loss) income	$(0.22)	$4.82	$(1.23)	$5.92

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following tables present certain segment information (in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales:
Envelope	$181,180	$212,277	$383,019	$441,537
Print	105,946	120,665	217,591	252,970
Label	67,856	77,111	136,285	156,125
Total	$354,982	$410,053	$736,895	$850,632
Operating income (loss):
Envelope	$9,995	$17,213	$24,446	$34,772
Print	1,765	1,933	(3,061)	5,310
Label	6,319	11,901	15,721	16,609
Corporate	(6,721)	(9,477)	(15,714)	(18,107)
Total	$11,358	$21,570	$21,392	$38,584
Restructuring and other charges (benefits):
Envelope	$1,512	$191	$2,721	$706
Print	1,521	534	8,166	842
Label	1,250	(59)	853	4,096
Corporate	133	214	856	226
Total	$4,416	$880	$12,596	$5,870
Depreciation and intangible asset amortization:
Envelope	$4,719	$4,818	$9,466	$9,582
Print	4,559	4,807	9,166	9,062
Label	1,798	1,442	3,452	3,788
Corporate	872	759	1,659	1,424
Total	$11,948	$11,826	$23,743	$23,856
Intercompany sales:
Envelope	$1,296	$1,559	$2,796	$3,416
Print	4,958	5,450	10,224	10,265
Label	495	618	1,160	1,590
Total	$6,749	$7,627	$14,180	$15,271

	July 1, 2017	December 31, 2016
Total assets:
Envelope	$389,376	$403,157
Print	228,301	256,888
Label	211,837	216,627
Corporate	39,888	36,287
Total	$869,402	$912,959

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

15. Condensed Consolidating Financial Information

Cenveo, Inc. is a holding company (the "Parent Company"), which is the ultimate parent of all Cenveo subsidiaries. The Parent Company’s wholly-owned subsidiary, Cenveo Corporation (the "Subsidiary Issuer"), issued the 6.000% senior priority secured notes due 2019, the 8.500% junior priority secured notes due 2022, the 6.000% Unsecured Notes, the 7% Notes, the 11.5% Notes and the 4% senior secured notes (collectively, the "Subsidiary Issuer Notes"), which are fully and unconditionally guaranteed, on a joint and several basis, by the Parent Company and substantially all of its wholly-owned domestic subsidiaries, other than the Subsidiary Issuer (the "Guarantor Subsidiaries").

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of July 1, 2017, and December 31, 2016, and for the three and six months ended July 1, 2017, and July 2, 2016. The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET July 1, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$6,539	$173	$386	$—	$7,098
Accounts receivable, net	—	101,826	89,888	—	—	191,714
Inventories, net	—	65,706	44,903	—	—	110,609
Intercompany receivable	—	—	1,820,714	156	(1,820,870)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	35,795	2,262	1,377	—	39,434
Total current assets	—	246,804	1,961,185	1,919	(1,861,053)	348,855

Investment in subsidiaries	(595,624)	2,158,193	5,494	7,829	(1,575,892)	—
Property, plant and equipment, net	—	101,864	95,751	1,312	—	198,927
Goodwill	—	39,801	130,549	5,110	—	175,460
Other intangible assets, net	—	9,287	112,879	—	—	122,166
Other assets, net	—	21,083	2,269	1,717	(1,075)	23,994
Total assets	$(595,624)	$2,577,032	$2,308,127	$17,887	$(3,438,020)	$869,402

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$5,028	$1,916	$—	$—	$6,944
Accounts payable	—	92,277	49,706	345	—	142,328
Accrued compensation and related liabilities	—	15,947	4,567	380	—	20,894
Other current liabilities	—	57,843	10,852	594	—	69,289
Intercompany payable	—	1,820,870	—	—	(1,820,870)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,991,965	103,979	4,564	(1,861,053)	239,455

Long-term debt	—	1,029,937	2,392	—	—	1,032,329
Other liabilities	—	150,754	43,563	—	(1,075)	193,242
Shareholders’ (deficit) equity	(595,624)	(595,624)	2,158,193	13,323	(1,575,892)	(595,624)
Total liabilities and shareholders’ (deficit) equity	$(595,624)	$2,577,032	$2,308,127	$17,887	$(3,438,020)	$869,402

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME For the three months ended July 1, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$184,420	$169,882	$680	$—	$354,982
Cost of sales	—	165,513	132,171	—	—	297,684
Selling, general and administrative expenses	—	24,437	15,530	205	—	40,172
Amortization of intangible assets	—	148	1,102	102	—	1,352
Restructuring and other charges	—	3,089	1,327	—	—	4,416
Operating (loss) income	—	(8,767)	19,752	373	—	11,358
Interest expense, net	—	19,409	116	—	—	19,525
Intercompany interest (income) expense	—	(295)	295	—	—	—
Loss on early extinguishment of debt, net	—	63	—	—	—	63
Other expense (income), net	—	212	(331)	23	—	(96)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(28,156)	19,672	350	—	(8,134)
Income tax (benefit) expense	—	(6,440)	157	—	—	(6,283)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(21,716)	19,515	350	—	(1,851)
Equity in (loss) income of subsidiaries	(1,851)	19,865	350	—	(18,364)	—
Net (loss) income	(1,851)	(1,851)	19,865	350	(18,364)	(1,851)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	1,650	145	93	—	(1,888)	—
Changes in pension and other employee benefit accounts, net of taxes	—	1,505	90	—	—	1,595
Currency translation adjustment, net	—	—	(38)	93	—	55
Total other comprehensive income (loss)	1,650	1,650	145	93	(1,888)	1,650
Comprehensive (loss) income	$(201)	$(201)	$20,010	$443	$(20,252)	$(201)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the six months ended July 1, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$390,022	$345,540	$1,333	$—	$736,895
Cost of sales	—	347,312	268,151	—	—	615,463
Selling, general and administrative expenses	—	53,493	30,792	428	—	84,713
Amortization of intangible assets	—	297	2,221	213	—	2,731
Restructuring and other charges	—	11,077	1,519	—	—	12,596
Operating (loss) income	—	(22,157)	42,857	692	—	21,392
Interest expense, net	—	38,493	179	—	—	38,672
Intercompany interest (income) expense	—	(577)	577	—	—	—
Loss on early extinguishment of debt, net	—	108	—	—	—	108
Other expense (income), net	—	23	(439)	93	—	(323)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(60,204)	42,540	599	—	(17,065)
Income tax (benefit) expense	—	(6,921)	309	90	—	(6,522)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(53,283)	42,231	509	—	(10,543)
Equity in (loss) income of subsidiaries	(10,543)	42,740	509	—	(32,706)	—
Net (loss) income	(10,543)	(10,543)	42,740	509	(32,706)	(10,543)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	3,697	688	814	—	(5,199)	—
Changes in pension and other employee benefit accounts, net of taxes	—	3,009	180	—	—	3,189
Currency translation adjustment, net	—	—	(306)	814	—	508
Total other comprehensive income (loss)	3,697	3,697	688	814	(5,199)	3,697
Comprehensive (loss) income	$(6,846)	$(6,846)	$43,428	$1,323	$(37,905)	$(6,846)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended July 1, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$435	$(38,254)	$37,842	$688	$—	$711
Cash flows from investing activities:
Capital expenditures	—	(9,258)	(4,688)	(532)	—	(14,478)
Proceeds from sale of property, plant and equipment	—	1,265	—	—	—	1,265
Net cash used in investing activities	—	(7,993)	(4,688)	(532)	—	(13,213)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(298)	—	—	—	(298)
Proceeds from issuance of other long-term debt	—	7,900	—	—	—	7,900
Repayments of other long-term debt	—	(4,162)	1,184	—	—	(2,978)
Repayment of 11.5% senior notes due 2017	—	(20,465)	—	—	—	(20,465)
Repayment of 7% senior exchangeable notes due 2017	—	(5,493)	—	—	—	(5,493)
Purchase and retirement of common stock upon vesting of RSUs	(55)	—	—	—	—	(55)
Borrowings under ABL Facility due 2021	—	221,253	—	—	—	221,253
Repayments under ABL Facility due 2021	—	(185,945)	—	—	—	(185,945)
Intercompany advances	(380)	37,860	(36,856)	(624)	—	—
Net cash (used in) provided by financing activities	(435)	50,650	(35,672)	(624)	—	13,919
Effect of exchange rate changes on cash and cash equivalents	—	—	149	—	—	149
Net increase (decrease) in cash and cash equivalents	—	4,403	(2,369)	(468)	—	1,566
Cash and cash equivalents at beginning of period	—	4,678	—	854	—	5,532
Cash and cash equivalents at end of period	$—	$9,081	$(2,369)	$386	$—	$7,098

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,678	$—	$854	$—	$5,532
Accounts receivable, net	—	131,770	102,417	—	—	234,187
Inventories, net	—	62,179	39,771	—	—	101,950
Intercompany receivable	—	—	1,783,858	—	(1,783,858)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	35,659	4,789	1,128	—	41,576
Total current assets	—	271,224	1,934,080	1,982	(1,824,041)	383,245

Investment in subsidiaries	(589,157)	2,112,403	4,173	7,829	(1,535,248)	—
Property, plant and equipment, net	—	108,395	98,255	1,029	—	207,679
Goodwill	—	49,170	121,181	4,858	—	175,209
Other intangible assets, net	—	9,770	114,914	147	—	124,831
Other assets, net	—	18,317	3,100	1,694	(1,116)	21,995
Total assets	$(589,157)	$2,569,279	$2,275,703	$17,539	$(3,360,405)	$912,959

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$30,709	$1,018	$—	$—	$31,727
Accounts payable	—	114,533	61,098	265	—	175,896
Accrued compensation and related liabilities	—	19,245	4,699	740	—	24,684
Other current liabilities	—	70,118	11,962	819	—	82,899
Intercompany payable	—	1,783,390	—	468	(1,783,858)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	2,017,995	115,715	5,537	(1,824,041)	315,206

Long-term debt	—	984,833	2,106	—	—	986,939
Other liabilities	—	155,608	45,479	—	(1,116)	199,971
Shareholders’ (deficit) equity	(589,157)	(589,157)	2,112,403	12,002	(1,535,248)	(589,157)
Total liabilities and shareholders’ (deficit) equity	$(589,157)	$2,569,279	$2,275,703	$17,539	$(3,360,405)	$912,959

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended July 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$217,739	$191,693	$621	$—	$410,053
Cost of sales	—	193,924	147,566	—	—	341,490
Selling, general and administrative expenses	—	28,099	16,439	196	—	44,734
Amortization of intangible assets	—	152	1,116	111	—	1,379
Restructuring and other charges	—	759	121	—	—	880
Operating (loss) income	—	(5,195)	26,451	314	—	21,570
Interest expense, net	—	21,459	53	—	—	21,512
Intercompany interest (income) expense	—	(246)	246	—	—	—
Gain on early extinguishment of debt, net	—	(51,273)	—	—	—	(51,273)
Other expense (income), net	—	400	(1,962)	(82)	—	(1,644)
Income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	24,465	28,114	396	—	52,975
Income tax expense	—	1,203	120	792	—	2,115
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	23,262	27,994	(396)	—	50,860
Equity in income (loss) of subsidiaries	47,556	24,164	(1,091)	—	(70,629)	—
Income (loss) from continuing operations	47,556	47,426	26,903	(396)	(70,629)	50,860
Income (loss) from discontinued operations, net of taxes	—	130	(2,739)	(695)	—	(3,304)
Net income (loss)	47,556	47,556	24,164	(1,091)	(70,629)	47,556
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	2,323	(71)	(250)	—	(2,002)	—
Changes in pension and other employee benefit accounts, net of taxes	—	2,394	86	—	—	2,480
Currency translation adjustment, net	—	—	93	(250)	—	(157)
Total other comprehensive income (loss)	2,323	2,323	(71)	(250)	(2,002)	2,323
Comprehensive income (loss)	$49,879	$49,879	$24,093	$(1,341)	$(72,631)	$49,879

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the six months ended July 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$456,655	$393,171	$806	$—	$850,632
Cost of sales	—	405,073	306,146	—	—	711,219
Selling, general and administrative expenses	—	57,374	34,221	378	—	91,973
Amortization of intangible assets	—	304	2,460	222	—	2,986
Restructuring and other charges	—	3,777	2,093	—	—	5,870
Operating (loss) income	—	(9,873)	48,251	206	—	38,584
Interest expense, net	—	45,507	100	—	—	45,607
Intercompany interest (income) expense	—	(491)	491	—	—	—
Gain on early extinguishment of debt, net	—	(72,886)	—	—	—	(72,886)
Other expense (income), net	—	1,000	(1,948)	(142)	—	(1,090)
Income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	16,997	49,608	348	—	66,953
Income tax expense	—	2,053	242	778	—	3,073
Income (loss) from continuing operations before equity in income (loss) of subsidiaries	—	14,944	49,366	(430)	—	63,880
Equity in income (loss) of subsidiaries	58,759	45,962	552	—	(105,273)	—
Income (loss) from continuing operations	58,759	60,906	49,918	(430)	(105,273)	63,880
(Loss) income from discontinued operations, net of taxes	—	(2,147)	(3,956)	982	—	(5,121)
Net income (loss)	58,759	58,759	45,962	552	(105,273)	58,759
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	6,545	2,038	(73)	—	(8,510)	—
Changes in pension and other employee benefit accounts, net of taxes	—	4,507	453	—	—	4,960
Currency translation adjustment, net	—	—	1,658	(73)	—	1,585
Total other comprehensive income (loss)	6,545	6,545	2,038	(73)	(8,510)	6,545
Comprehensive income (loss)	$65,304	$65,304	$48,000	$479	$(113,783)	$65,304

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the six months ended July 2, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,008	$(56,001)	$61,624	$1,100	$—	$7,731
Net cash used in operating activities of discontinued operations	—	—	(9,858)	(438)	—	(10,296)
Net cash provided by (used in) operating activities	1,008	(56,001)	51,766	662	—	(2,565)
Cash flows from investing activities:
Capital expenditures	—	(8,559)	(8,565)	(437)	—	(17,561)
Proceeds from sale of property, plant and equipment	—	7,973	20	—	—	7,993
Proceeds from sale of assets	—	—	2,000	—	—	2,000
Net cash used in investing activities of continuing operations	—	(586)	(6,545)	(437)	—	(7,568)
Net cash provided by investing activities of discontinued operations	—	—	86,419	6,487	—	92,906
Net cash (used in) provided by investing activities	—	(586)	79,874	6,050	—	85,338
Cash flows from financing activities:
Proceeds from issuance of 4% secured notes due 2021	—	50,000	—	—	—	50,000
Payment of financing-related costs and expenses and debt issuance discounts	—	(10,763)	—	—	—	(10,763)
Repayments of other long-term debt	—	(3,352)	250	—	—	(3,102)
Repayment of 11.5% senior notes due 2017	—	(4,725)	—	—	—	(4,725)
Repayment of 7% senior exchangeable notes due 2017	—	(27,580)	—	—	—	(27,580)
Purchase and retirement of common stock upon vesting of RSUs	(341)	—	—	—	—	(341)
Borrowings under ABL Facility due 2021	—	247,100	—	—	—	247,100
Repayments under ABL Facility due 2021	—	(339,400)	—	—	—	(339,400)
Intercompany advances	(667)	143,669	(135,130)	(7,872)	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,008)	54,949	(134,880)	(7,872)	—	(88,811)
Net cash used in financing activities of discontinued operations	—	—	(8)	—	—	(8)
Net cash (used in) provided by financing activities	(1,008)	54,949	(134,888)	(7,872)	—	(88,819)
Effect of exchange rate changes on cash and cash equivalents	—	—	316	137	—	453
Net decrease in cash and cash equivalents	—	(1,638)	(2,932)	(1,023)	—	(5,593)
Cash and cash equivalents at beginning of period	—	5,558	3,006	1,992	—	10,556
Cash and cash equivalents at end of period	$—	$3,920	$74	$969	$—	$4,963

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we refer to as our 2016 Form 10-K. Item 7 of our 2016 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of July 1, 2017. Cenveo, Inc. and its subsidiaries are referred to herein as "Cenveo," the "Company," "we," "our," or "us."

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

Factors which could cause actual results to differ materially from management’s expectations include, without limitation: (i) our substantial level of indebtedness could materially adversely affect our financial condition, liquidity and ability to service or refinance our debt, and prevent us from fulfilling our business obligations; (ii) our ability to pay the principal of, or to reduce or refinance, our outstanding indebtedness; (iii) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (iv) additional borrowings available to us could further exacerbate our risk exposure from debt; (v) United States and global economic conditions have adversely affected us and could continue to adversely affect us; (vi) our ability to successfully integrate acquired businesses with our business; (vii) a decline in our consolidated profitability or profitability within one of our individual reporting units could result in the impairment of our assets, including goodwill and other long-lived assets; (viii) the industries in which we operate our business are highly competitive and extremely fragmented; (ix) a general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (x) factors affecting the United States postal services impacting demand for our products; (xi) the availability of the Internet and other electronic media adversely affecting our business; (xii) increases in paper costs and decreases in the availability of raw materials; (xiii) increases in energy and transportation costs; (xiv) our labor relations; (xv) our compliance with environmental laws; (xvi) our dependence on key management personnel; (xvii) any failure, interruption or security lapse of our information technology systems; and (xviii) the unassured effectiveness of our 2017 Profitability Improvement Plan. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report, and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC. See "Risk Factors."

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

Our business strategy has been, and continues to be, focused on improving our operating margins, improving our capital structure and providing quality product offerings to our customers. We also are continuing to review options for our non-strategic assets and product lines. We continue to make strategic investments and focused capital expenditures. The strategic investments focus on improving our e-commerce customer experience and reinvesting into our equipment base. We believe this strategy has allowed us to diversify our revenue base, maintain our low cost structure and deliver quality product offerings to our customers.

We operate our business in three complementary reportable segments: envelope, print and label.

Envelope. We are the largest envelope manufacturer in North America. Our envelope segment represented approximately 51.1% and 52.0% of our net sales for the three and six months ended July 1, 2017, respectively.

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

Print. We are one of the leading commercial printers in North America. Our print segment represented approximately 29.8% and 29.5% of our net sales for the three and six months ended July 1, 2017, respectively.

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

Label. We are a leading label manufacturer and one of the largest North American prescription label manufacturers for retail pharmacy chains. Our label segment represented approximately 19.1% and 18.5% of our net sales for the three and six months ended July 1, 2017, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and six months ended July 1, 2017, and July 2, 2016, followed by a discussion of the results of operations of each of our reportable segments for the same periods.

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
Our current management focus is on the following areas:

Operating Margins

During 2016 and the first six months of 2017, we experienced a significant decline in sales volumes and increased price pressures, primarily within our office product envelope and related wholesale envelope product lines, due to measures undertaken by our customers in those product lines as a result of inventory management initiatives and continued closure of distribution centers and retail store fronts. We believe this was accelerated during 2016 as a result of a regulatory decision blocking the merger of two of our significant customers mid-way through our 2016 fiscal year. We anticipate the second half of 2017 to be comparable to the second half of 2016 for our office product and related wholesale envelope product lines.

Our print segment experienced sales declines primarily due to lower customer demand and continued pricing pressures within the print industry. The operating margin for our print segment decreased primarily due to lower sales volumes and higher restructuring, impairment and other charges related to plant consolidations. Our label segment experienced sales declines primarily driven by our decision to exit our coating operation, which we completed in the second quarter 2016, combined with lower sales in our long-run label product line due to decisions to exit lower margin product sets and lower than expected sales within our high margin custom label product sets. The operating margin of our label segment decreased primarily due to the lower sales volume in our higher margin custom label business.

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

Overall, the actions of the 2017 Profitability Improvement Plan are aimed to reduce our fixed cost infrastructure, minimize back office headcount and further streamline our geographic footprint. During the first six months of 2017, we have announced and completed the closure of one envelope facility and one print facility. We believe that despite the facility rationalization, we will still be able to serve our national customer base with less facilities at the same or improved service levels that our customers are used to receiving from us.

Capital Structure

Over the past several years, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of strategic refinancing opportunities and attractive leveraged loan and high yield debt market conditions. During 2016 and the first six months of 2017, we completed the following transactions in order to improve our capital structure, address our near term debt maturities and reduce our annual cash interest:

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

During the second and third quarters of 2016, we repurchased an aggregate of $37.5 million of our 7% Notes for $22.5 million and issued warrants to purchase shares of common stock.

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

During the first quarter of 2017, we redeemed the full outstanding principal balance of $20.5 million of our 11.5% Notes at par. During the second quarter of 2017, we redeemed the full outstanding balance of $5.5 million of our 7% Notes at par.

In connection with these activities, we continued to successfully reduce our outstanding debt and weighted average interest rate, which we believe will result in annual cash interest savings of approximately $40 million in 2017 as compared to 2012. We have been able to accomplish this while reinvesting cash into our businesses via three acquisitions and focused capital expenditures during the same time period.

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

During 2015, we also completed two small strategic transactions, which we refer to as the 2015 Label Transactions, which helped facilitate the exit of two non-core product lines reported within our label operating segment. Additionally, in May 2016, in connection with our previously-announced plan to exit our coating operation, we sold certain proprietary rights and specific production equipment used to produce a customer’s specific products. As a result, we recognized a gain of approximately $2.0 million associated with the sale of the proprietary rights and equipment, which was recorded in other income, net in our condensed consolidated statements of operations. Additionally, as part of this transaction, during our second quarter of 2016, we earned production incentives of $3.0 million associated with incremental production and delivery targets with this customer, which were recorded in net sales in our condensed consolidated statement of operations. We refer to this transaction as the 2016 Label Transaction.

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

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three and six month reporting periods each consisted of 13 and 26 weeks, respectively, and ended on July 1, 2017, and July 2, 2016.

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$354,982	$410,053	$736,895	$850,632
Operating income (loss):
Envelope	$9,995	$17,213	$24,446	$34,772
Print	1,765	1,933	(3,061)	5,310
Label	6,319	11,901	15,721	16,609
Corporate	(6,721)	(9,477)	(15,714)	(18,107)
Total operating income	11,358	21,570	21,392	38,584
Interest expense, net	19,525	21,512	38,672	45,607
Loss (gain) on early extinguishment of debt, net	63	(51,273)	108	(72,886)
Other income, net	(96)	(1,644)	(323)	(1,090)
(Loss) income from continuing operations before income taxes	(8,134)	52,975	(17,065)	66,953
Income tax (benefit) expense	(6,283)	2,115	(6,522)	3,073
(Loss) income from continuing operations	(1,851)	50,860	(10,543)	63,880
Loss from discontinued operations, net of taxes	—	(3,304)	—	(5,121)
Net (loss) income	$(1,851)	$47,556	$(10,543)	$58,759
(Loss) income per share – basic:
Continuing operations	$(0.22)	$5.97	$(1.23)	$7.51
Discontinued operations	—	(0.39)	—	(0.60)
Net (loss) income	$(0.22)	$5.58	$(1.23)	$6.91

(Loss) income per share – diluted:
Continuing operations	$(0.22)	$5.15	$(1.23)	$6.43
Discontinued operations	—	(0.33)	—	(0.51)
Net (loss) income	$(0.22)	$4.82	$(1.23)	$5.92

Net Sales

Net sales decreased $55.1 million, or 13.4%, in the second quarter of 2017, as compared to the second quarter of 2016. Sales in our envelope segment decreased $31.1 million, sales in our print segment decreased $14.7 million, and sales in our label segment decreased $9.3 million.

Net sales decreased $113.7 million, or 13.4%, in the first six months of 2017, as compared to the first six months of 2016. Sales in our envelope segment decreased $58.5 million, sales in our print segment decreased $35.4 million, and sales in our label segment decreased $19.8 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $10.2 million, or 47.3%, in the second quarter of 2017, as compared to the second quarter of 2016. This decrease was due to a decrease in operating income from our envelope segment of $7.2 million, a decrease in operating income from our label segment of $5.6 million, and a decrease in operating income of $0.2 million from our print segment. These decreases in operating income were partially offset by a decrease in corporate expenses of $2.8 million.

Operating income decreased $17.2 million, or 44.6%, in the first six months of 2017, as compared to the first six months of 2016. This decrease was due to a decrease in operating income from our envelope segment of $10.3 million, a decrease in operating income of $8.4 million from our print segment, and a decrease in operating income from our label segment of $0.9 million. These decreases in operating income were partially offset by a decrease in corporate expenses of $2.4 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $2.0 million to $19.5 million in the second quarter of 2017, as compared to $21.5 million in the second quarter of 2016. The decrease was primarily due to the Exchange Offer and the retirement of our 11.5% Notes and 7% Notes during 2017 and 2016. Interest expense in the second quarter of 2017 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.3%. This compares to average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.9% in the second quarter of 2016.

Interest expense decreased $6.9 million to $38.7 million in the first six months of 2017, as compared to $45.6 million in the first six months of 2016. The decrease was primarily due to the Exchange Offer and the retirement of our 11.5% Notes and 7% Notes during 2017 and 2016. Interest expense in the first six months of 2017 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.3%. This compares to average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 7.1% in the first six months of 2016.

We expect interest expense for the remainder of 2017 will be lower than the same period in 2016, primarily due to the retirement of our 11.5% Notes and 7% Notes.

Loss (Gain) on Early Extinguishment of Debt

In the second quarter of 2017, we repurchased in full of the remaining $5.5 million of our 7% Notes at par.

In the first quarter of 2017, we recorded a loss of less than $0.1 million on early extinguishment of debt related to the repurchase in full of the remaining $20.5 million of our 11.5% Notes.

In the second quarter of 2016, we recorded a gain on early extinguishment of debt of $46.1 million related to the Exchange Offer. Additionally, $1.2 million of gain on early extinguishment of debt related to $4.2 million exchanged by affiliated noteholders was recorded as a component of paid-in capital.

Additionally, during the second quarter of 2016, we recorded a gain on early extinguishment of debt of $5.4 million related to the repurchase of $16.5 million of our 7% Notes. Lastly, during the second quarter of 2016, in connection with ABL Amendment No. 4 to our ABL Facility, we recorded a loss on early extinguishment of debt of $0.2 million.

In the first quarter of 2016 we recorded a gain on early extinguishment of debt of $16.5 million related to the repurchase of $34.5 million of our 7% Notes. Additionally, we recorded a gain on early extinguishment of debt of $5.1 million related to the repurchase of $10.0 million of our 11.5% Notes.

Other Income, Net

During the three and six months ended July 2, 2016, we recognized other income, net of $1.6 million and $1.1 million, respectively. This is primarily comprised of a gain of approximately $2.0 million in connection with the 2016 Label Transaction, partially offset by other non-operating expenses.

Income Taxes

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)		(in thousands)
Income tax (benefit) expense from U.S. operations	$(6,283)	$1,323	$(6,612)	$2,295
Income tax expense from foreign operations	—	792	90	778
Income tax (benefit) expense	$(6,283)	$2,115	$(6,522)	$3,073
Effective income tax rate	77.2%	4.0%	38.2%	4.6%

Income Tax Expense

In the second quarter of 2017, we had an income tax benefit of $6.3 million, compared to an income tax expense of $2.1 million in the second quarter of 2016, primarily related to income taxes on our domestic operations.

In the first six months of 2017, we had an income tax benefit of $6.5 million, compared to an income tax expense of $3.1 million in the first six months of 2016. The tax benefit for first six months of 2017 and the tax expense for the first six months of 2016, primarily related to income taxes on our domestic operations.

Our effective tax rate for the three months ended 2017 differed from the federal statutory rate, primarily as a result of reversing our valuation allowance related to our Alternative Minimum Tax, which we refer to as the AMT, credit carryforward. Our effective tax rate for the six months ended 2017 differed from the federal statutory rate, primarily as a result of reversing our valuation allowance related to our AMT, partially offset by maintaining a full valuation allowance on our remaining net deferred tax assets in the U.S. other than deferred tax assets related to the AMT. Our effective tax rate for the three and six months ended 2016 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets in the U.S. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2017.

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

During the second quarter of 2017, we reversed the valuation allowance related to our AMT credit carryforward in the amount of $6.0 million. This reversal is based upon our ability to receive, as a refundable tax credit, a portion of our AMT credit carryforward, without regard to any, or the level of, taxable income generated in our tax returns to be filed for the years 2016 through 2019. As a result of this analysis, we have concluded that $6.0 million of our $6.5 million available AMT credit carryforward is more likely than not to be realized as a result of tax elections that are available to us now through 2019, $2.7 million of which is expected to be realized with our 2016 income tax filing later this year. Based upon our analysis of our remaining net deferred tax assets, which incorporated the excess capacity and pricing pressures we have experienced in certain of our product lines, we believe it is more likely than not that the remaining net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those remaining net deferred tax assets of $124.2 million as of July 1, 2017. Our valuation allowance declined $5.0 million from December 31, 2016, primarily due to our reversal of valuation allowance related to our AMT credits, partially offset by our pre-tax loss for the first six months of 2017. We will continue to closely monitor our position with respect to the full realization of our remaining net deferred tax assets and the corresponding valuation allowances on those assets and make adjustments as needed in the future as our facts and circumstances dictate.

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

Loss from Discontinued Operations, Net of Taxes

On January 19, 2016, we completed the sale of our Packaging Business. We received total cash proceeds of approximately $89.6 million, net of transaction costs of approximately $6.3 million. This resulted in the recognition of a total loss of $3.6 million. A gain of $1.4 million was recorded for the year ended 2016, of which losses of $3.3 million and $1.3 million were recorded during the three and six months ended July 2, 2016, respectively. For the year ended 2015, we recorded a non-cash loss on the sale of discontinued operations of $5.0 million and a non-cash goodwill impairment charge of $9.9 million related to this transaction. This loss was based on the executed purchase agreement and the net assets of the Packaging Business. In accordance with the guidance in ASC 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the financial results of the Packaging Business were accounted for as discontinued operations.

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

Envelope

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)		(in thousands)
Segment net sales	$181,180	$212,277	$383,019	$441,537
Segment operating income	$9,995	$17,213	$24,446	$34,772
Operating income margin	5.5%	8.1%	6.4%	7.9%
Restructuring and other charges	$1,512	$191	$2,721	$706

Segment Net Sales

Segment net sales for our envelope segment decreased $31.1 million, or 14.6%, in the second quarter of 2017, as compared to the second quarter of 2016, and decreased $58.5 million, or 13.3%, in the first six months of 2017, as compared to the first six months of 2016. These decreases were primarily due to: (i) lower sales volumes in our office products business line, primarily due to marketplace trends, a regulatory decision blocking the merger of two of our significant customers mid-way through our 2016 fiscal year and certain customer inventory rationalization programs resulting in lower demand; (ii) lower sales volumes from our wholesale and generic transactional envelope products; and (iii) lower sales volumes within our direct mail platform, primarily driven by timing of mail campaigns for our financial institution customers.

Segment Operating Income

Segment operating income for our envelope segment decreased $7.2 million, or 41.9%, in the second quarter of 2017, as compared to the second quarter of 2016. The decrease was primarily due to: (i) lower gross margin of $7.0 million primarily due to lower sales volumes across our envelope platform; and (ii) higher restructuring and other charges of $1.3 million due to overhead cost eliminations implemented in connection with the closure of an envelope facility and the implementation of the Company's 2017 Profitability Improvement Plan. These decreases were partially offset by lower selling, general and administrative expenses of $1.1 million primarily due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Segment operating income for our envelope segment decreased $10.3 million, or 29.7%, in the first six months of 2017, as compared to the first six months of 2016. The decrease was primarily due to: (i) lower gross margin of $10.6 million primarily due to lower sales volumes across our envelope platform; and (ii) higher restructuring and other charges of $2.0 million due to overhead cost eliminations implemented in connection with the closure of an envelope facility and the implementation of the Company's 2017 Profitability Improvement Plan. These decreases were partially offset by lower selling, general and administrative expenses of $2.3 million primarily due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Print

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)		(in thousands)
Segment net sales	$105,946	$120,665	$217,591	$252,970
Segment operating income (loss)	$1,765	$1,933	$(3,061)	$5,310
Operating income margin	1.7%	1.6%	(1.4)%	2.1%
Restructuring and other charges	$1,521	$534	$8,166	$842

Segment Net Sales

Segment net sales for our print segment decreased $14.7 million, or 12.2%, in the second quarter of 2017, as compared to the second quarter of 2016, and decreased $35.4 million, or 14.0%, in the first six months of 2017, as compared to the first six months of 2016. These decreases were primarily due to: (i) lower sales volumes in our commercial print group, primarily driven by customer demand; (ii) lower sales volumes in our publisher services group; and (iii) continued pricing pressures.

Segment Operating Income

Segment operating income for our print segment decreased $0.2 million, or 8.7%, in the second quarter of 2017, as compared to the second quarter of 2016. The decrease was primarily due to: (i) higher restructuring and other charges of $1.0 million primarily due to the closure of a print facility and the implementation of the Company's 2017 Profitability Improvement Plan; and (ii) lower gross margin of $0.9 million due to lower sales volumes and continued pricing pressures. These decreases were partially offset by lower selling, general and administrative expenses of $1.7 million due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Segment operating income for our print segment decreased $8.4 million in the first six months of 2017, as compared to the first six months of 2016. The decrease was primarily due to: (i) higher restructuring and other charges of $7.3 million primarily due to the closure of a print facility and the implementation of the Company's 2017 Profitability Improvement Plan; and (ii) lower gross margin of $4.2 million due to lower sales volumes and continued pricing pressures. These decreases were partially offset by lower selling, general and administrative expenses of $3.1 million due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Label

	For the Three Months Ended		For the Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(in thousands)		(in thousands)
Segment net sales	$67,856	$77,111	$136,285	$156,125
Segment operating income	$6,319	$11,901	$15,721	$16,609
Operating income margin	9.3%	15.4%	11.5%	10.6%
Restructuring and other charges (benefits)	$1,250	$(59)	$853	$4,096

Segment Net Sales

Segment net sales for our label segment decreased $9.3 million, or 12.0%, in the second quarter of 2017, as compared to the second quarter of 2016, primarily due to: (i) lower sales of $6.4 million related to the exit of our coating operation during the second quarter of 2016; (ii) lower sales volumes in our custom label products; and (iii) a decrease in sales due to product mix within certain of our existing long-run label customers.

Segment net sales for our label segment decreased $19.8 million, or 12.7%, in the first six months of 2017, as compared to the first six months of 2016, primarily due to: (i) lower sales of $12.3 million related to the exit of our coating operation during the second quarter of 2016; (ii) a decrease in sales due to product mix within certain of our existing prescription label customers; and (iii) lower sales volume in our custom label products.

Segment Operating Income

Segment operating income for our label segment decreased $5.6 million, or 46.9%, in the second quarter of 2017, as compared to the second quarter of 2016. This decrease was primarily due to: (i) lower gross margin of $4.4 million primarily due to the exit of our coating operations during the second quarter of 2016, which included production incentives of $3.0 million; and (ii) higher restructuring and other charges of $1.3 million due implementation of the Company's 2017 Profitability Improvement Plan.

Segment operating income for our label segment decreased $0.9 million, or 5.3%, in the first six months of 2017, as compared to the first six months of 2016. This decrease was primarily due to lower gross margin of $5.8 million primarily due to lower sales volumes primarily due to the exit of our coating operation during the second quarter of 2016, which included production incentives of $3.0 million. This decrease was partially offset by: (i) lower restructuring and other charges of $3.2 million related to our plans to exit our coating operations and the write down of an investment during the first six months of 2016 as compared to restructuring and other charges recorded in the first six months of 2017 related to the implementation of the Company's 2017 Profitability Improvement Plan; and (ii) lower selling, general and administrative expenses of $1.5 million due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Corporate Expenses

Corporate expenses decreased $2.8 million in the second quarter of 2017, as compared to the second quarter of 2016, and decreased $2.4 million in the first six months of 2017, as compared to the first six months of 2016. These decreases were primarily due to: (i) higher vendor discounts received due to inventory management and cost reduction initiatives; and (ii) lower selling, general and administrative expenses due to cost reduction initiatives. These decreases were partially offset by higher restructuring and other charges for first six months of 2017 related to implementation of the Company's 2017 Profitability Improvement Plan.

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

During the second quarter of 2017, as a result of our restructuring and integration activities, we incurred $4.4 million of restructuring and other charges, which included $0.1 million of employee separation costs, $1.0 million of net non-cash charges on long-lived assets, $0.8 million of equipment moving expenses, $1.2 million of lease termination expenses, multi-employer pension withdrawal expenses of $0.3 million, and building clean-up and other expenses of $1.0 million.

During the first six months of 2017, as a result of our restructuring and integration activities, we incurred $12.6 million of restructuring and other charges, which included $1.2 million of employee separation costs, $2.1 million of net non-cash charges on long-lived assets, $0.9 million of equipment moving expenses, $1.2 million of lease termination expenses, multi-employer pension withdrawal expenses of $5.5 million, and building clean-up and other expenses of $1.5 million.

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

As of July 1, 2017, our total restructuring liability was $23.6 million, of which $3.7 million is included in other current liabilities and $19.9 million is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities, presented on a discount basis, are $21.2 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

There were no goodwill or intangible asset impairments recorded for the three and six months ended July 1, 2017, or July 2, 2016.

Liquidity and Capital Resources

Net Cash Provided By Operating Activities of Continuing Operations. Net cash provided by operating activities of continuing operations was $0.7 million in the first six months of 2017, primarily due to a source of cash of $42.5 million from accounts receivables due to improved collections from and sales to our customers and our net loss adjusted for non-cash items of $22.0 million, primarily comprised of: (i) our net loss of $10.5 million; (ii) depreciation and amortization expense of $23.7 million; and (iii) non-cash restructuring and other charges of $8.3 million. These sources of cash were partially offset by a use of cash of $62.8 million from: (i) accounts payable primarily resulting from the timing of vendor payments; (ii) other working capital changes, primarily resulting from the timing of customer related liabilities and lower freight activity due to lower volumes; and (iii) higher inventories due to inventory needs during our announced plant consolidations.

Net cash provided by operating activities of continuing operations was $7.7 million in the first six months of 2016, primarily due to: (i) a source of cash of $41.0 million from accounts receivable due to the timing of collections from and sales to our customers; (ii) lower inventories of $8.7 million as a result of our inventory management programs; and (iii) our net income adjusted for non-cash items of $27.9 million, primarily comprised of our net income of $58.8 million driven by our gain on early extinguishment of debt of $70.8 million and depreciation and amortization expense of $23.9 million. These inflows were partially offset by: (i) a use of cash of $68.0 million from accounts payable primarily resulting from the timing of vendor payments due to lower volumes; and (ii) other working capital changes, primarily resulting from the timing of customer related liabilities and lower freight due to lower volumes.

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

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $13.2 million in the first six months of 2017, primarily due to capital expenditures of $14.5 million, partially offset by proceeds of $1.3 million from the sale of property, plant and equipment.

Net cash used in investing activities of continuing operations was $7.6 million in the first six months of 2016, primarily due to capital expenditures of $17.6 million, offset by proceeds of $8.0 million from the sale of property, plant and equipment and proceeds of $2.0 million related to the 2016 Label Transaction.

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

In the first six months of 2016, the cash provided by discontinued investing activities of $92.9 million is comprised of gross cash proceeds received related to the sale of our Packaging Business.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities of continuing operations was $13.9 million in the first six months of 2017 primarily due to: (i) net borrowings of $35.3 million under our ABL Facility; and (ii) proceeds from other long-term debt of $7.9 million, partially offset by: (i) cash paid of $20.5 million related to the extinguishment of our 11.5% Notes; (ii) cash paid of $5.5 million related to the extinguishment of our 7.0% Notes (iii) various repayments on other long-term debt totaling $3.0 million.

Net cash used by financing activities of continuing operations was $88.8 million in the first six months of 2016 primarily due to: (i) net repayments of $92.3 million under our ABL Facility; (ii) cash paid of $27.6 million related to the extinguishment of $51.0 million of our 7% Notes; (iii) financing-related costs and expenses of $8.7 million, primarily related to the Exchange Offer; (iv) cash paid of $4.7 million related to the extinguishment of $10.0 million of our 11.5% Notes; and (iv) various repayments on other long-term debt totaling $3.1 million, partially offset by proceeds of $50.0 million from the 4% Secured Notes.

Net Cash Used In Financing Activities of Discontinued Operations. Represents the net cash used in financing activities of our discontinued operations.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.0 billion as of July 1, 2017, an increase of $20.6 million from December 31, 2016. The increase was primarily due to: (i) net borrowings of $35.3 million under our ABL Facility during the first six months of 2017; and (ii) proceeds from other long-term debt of $7.9 million, partially offset by: (i) the extinguishment of $20.5 million of our 11.5% Notes; (ii) the extinguishment of $5.5 million of our 7.0% Notes; and (iii) various repayments on other long-term debt totaling $3.0 million. As of July 1, 2017, approximately 89% of our debt outstanding was subject to fixed interest rates. As of July 31, 2017, we had approximately $42.2 million of borrowing availability under our ABL Facility. From time to time, we may seek to refinance our debt obligations, or purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Letters of Credit

As of July 1, 2017, we had outstanding letters of credit of approximately $17.6 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

Credit Ratings

Our current credit ratings are as follows:

Rating Agency	Corporate Rating	6.000% Secured Notes	8.500% Notes	6.000% Unsecured Notes	Outlook	Last Update
Moody’s	Caa2	Caa1	Caa3	NR	Stable	June 2017
Standard & Poor’s	CCC+	B-	CCC	CCC-	Negative	July 2017
In June 2017, Moody's Investors Services, which we refer to as Moody's, downgraded our Corporate Rating and the ratings on our 6.000% Secured Notes and 8.500% Notes. In July 2017, Standard & Poor's Ratings Services, which we refer to as Standard & Poor's, reaffirmed our Corporate Rating and our Corporate Outlook. The ratings on our 6.000% Secured Notes, 8.500% Notes and 6.000% Unsecured Notes remained unchanged. The detail of all current ratings has been provided in the table above.
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

As of July 1, 2017, we were in compliance with all covenants under our long-term debt agreements.

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

As of July 1, 2017, we had variable rate debt outstanding of $117.0 million. A change of 1% to the current London Interbank Offered Rate would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. Subsequent to the sale of the Packaging Business on January 19, 2016, we have minimal exposure to market risk for changes in foreign currency exchange rates. For the three and six months ended July 1, 2017, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have had a minimal impact to our sales and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of July 1, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 1, 2017, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended July 1, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1*+	Amendment, dated May 3, 2017, to Employment Agreement, dated as of October 27, 2005, as amended, between the registrant and Robert G. Burton, Sr.

31.1*	Certification by Robert G. Burton, Sr., Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by Scott J. Goodwin, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer and of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

Item 6. Exhibits
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
_________________________

+	Management contract or compensatory plan or arrangement.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on August 3, 2017.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)