Form 10-Q
period 2017-09-30
CENVEO, INC
filed 2017-11-09
CIK 920321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
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

As of November 8, 2017, the registrant had 8,581,964 shares of common stock, par value $0.01 per share, outstanding.

CENVEO, INC. AND SUBSIDIARIES
INDEX TO QUARTERLY REPORT ON FORM 10-Q
For the quarterly period ended September 30, 2017

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,306	$5,532
Accounts receivable, net	172,967	196,989
Inventories, net	91,370	80,767
Prepaid and other current assets	37,886	40,688
Assets of discontinued operations - current	59,768	59,269
Total current assets	368,297	383,245

Property, plant and equipment, net	191,169	198,912
Goodwill	173,605	173,409
Other intangible assets, net	108,298	119,763
Other assets, net	21,798	21,886
Assets of discontinued operations - long-term	6,850	15,744
Total assets	$870,017	$912,959
Liabilities and Shareholders’ Deficit
Current liabilities:
Current maturities of long-term debt	$8,597	$31,727
Accounts payable	153,177	166,030
Accrued compensation and related liabilities	18,889	23,909
Other current liabilities	50,536	66,900
Liabilities of discontinued operations - current	24,249	26,640
Total current liabilities	255,448	315,206

Long-term debt	1,050,441	986,939
Other liabilities	182,898	199,847
Liabilities of discontinued operations - long-term	151	124
Commitments and contingencies
Shareholders’ deficit:
Preferred stock	—	—
Common stock	86	86
Paid-in capital	382,836	382,271
Retained deficit	(908,221)	(869,628)
Accumulated other comprehensive loss	(93,622)	(101,886)
Total shareholders’ deficit	(618,921)	(589,157)
Total liabilities and shareholders’ deficit	$870,017	$912,959

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (in thousands, except per share data) (unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$329,511	$382,675	$1,010,850	$1,162,903
Cost of sales	277,588	314,783	840,996	965,553
Selling, general and administrative expenses	41,183	44,082	123,397	133,042
Amortization of intangible assets	1,209	1,325	3,830	4,201
Restructuring and other charges	10,025	2,326	20,040	8,196
Operating (loss) income	(494)	20,159	22,587	51,911
Interest expense, net	19,472	20,318	58,144	65,925
Loss (gain) on early extinguishment of debt, net	38	(7,442)	146	(80,328)
Other expense (income), net	293	(1,763)	(77)	(2,893)
(Loss) income from continuing operations before income tax (benefit) expense	(20,297)	9,046	(35,626)	69,207
Income tax (benefit) expense	(854)	987	(6,704)	4,060
(Loss) income from continuing operations	(19,443)	8,059	(28,922)	65,147
(Loss) income from discontinued operations, net of taxes	(8,607)	1,372	(9,671)	3,043
Net (loss) income	(28,050)	9,431	(38,593)	68,190
Other comprehensive income (loss):
Changes in pension and other employee benefit accounts, net of taxes	4,665	2,507	7,854	7,467
Currency translation adjustment, net	(98)	557	410	2,142
Total other comprehensive income	4,567	3,064	8,264	9,609
Comprehensive (loss) income	$(23,483)	$12,495	$(30,329)	$77,799

(Loss) income per share – basic:
Continuing operations	$(2.27)	$0.94	$(3.38)	$7.65
Discontinued operations	(1.00)	0.16	(1.13)	0.36
Net (loss) income	$(3.27)	$1.10	$(4.51)	$8.01

(Loss) income per share – diluted:
Continuing operations	$(2.27)	$0.92	$(3.38)	$6.84
Discontinued operations	(1.00)	0.16	(1.13)	0.31
Net (loss) income	$(3.27)	$1.08	$(4.51)	$7.15

Weighted average shares outstanding:
Basic	8,578	8,552	8,564	8,518
Diluted	8,578	8,967	8,564	9,745

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	For the Nine Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net (loss) income	$(38,593)	$68,190
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Loss on sale of discontinued operations, net of taxes	—	1,948
Loss (income) from discontinued operations, net of taxes	9,671	(4,991)
Depreciation and amortization, excluding non-cash interest expense	34,571	34,200
Non-cash interest expense, net	5,906	6,963
Deferred income taxes	(5,372)	1,068
Gain on sale of assets	(205)	(4,468)
Non-cash restructuring and other charges, net	16,336	3,450
Non-cash loss (gain) on early extinguishment of debt, net	43	(78,113)
Stock-based compensation provision	619	1,230
Other non-cash charges	3,568	3,526
Changes in operating assets and liabilities:
Accounts receivable	22,772	14,816
Inventories	(13,094)	3,917
Accounts payable and accrued compensation and related liabilities	(17,817)	(34,744)
Other working capital changes	(18,881)	(14,417)
Other, net	(5,688)	704
Net cash (used in) provided by operating activities of continuing operations	(6,164)	3,279
Net cash (used in) provided by operating activities of discontinued operations	(3,447)	2,076
Net cash (used in) provided by operating activities	(9,611)	5,355
Cash flows from investing activities:
Capital expenditures	(19,922)	(29,118)
Proceeds from sale of property, plant and equipment	1,265	8,272
Premiums for company owned life insurance policies, net	(410)	(245)
Proceeds from sale of assets	—	2,000
Net cash used in investing activities of continuing operations	(19,067)	(19,091)
Net cash (used in) provided by investing activities of discontinued operations	(201)	92,309
Net cash (used in) provided by investing activities	(19,268)	73,218
Cash flows from financing activities:
Proceeds from issuance of 4% secured notes due 2021	—	50,000
Payment of financing-related costs and expenses and debt issuance discounts	(398)	(12,182)
Proceeds from issuance of other long-term debt	11,646	—
Repayments of other long-term debt	(4,756)	(4,115)
Repayment of 11.5% senior notes due 2017	(20,465)	(4,725)
Repayment of 7% senior exchangeable notes due 2017	(5,493)	(40,207)
Purchase and retirement of common stock upon vesting of restricted stock units	(55)	(341)
Borrowings under asset-based revolving credit facility due 2021	311,054	368,600
Repayments under asset-based revolving credit facility due 2021	(261,966)	(441,700)
Net cash provided by (used in) financing activities of continuing operations	29,567	(84,670)
Net cash used in financing activities of discontinued operations	—	(8)
Net cash provided by (used in) financing activities	29,567	(84,678)
Effect of exchange rate changes on cash and cash equivalents	86	443
Net increase (decrease) in cash and cash equivalents	774	(5,662)
Cash and cash equivalents at beginning of period	5,532	10,556
Cash and cash equivalents at end of period	$6,306	$4,894

Supplemental cash flow disclosures:
Cash paid for interest	$63,590	$71,924
Cash paid for taxes, net	868	3,931
Non-cash origination of capital leases	5,305	1,187

See notes to condensed consolidated financial statements.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements ("financial statements") of Cenveo, Inc. and its subsidiaries (collectively, "Cenveo" or the "Company") have been prepared in accordance with Regulation S-X promulgated by the Securities and Exchange Commission ("SEC") and, in the Company’s opinion, include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of financial position as of September 30, 2017, and the results of operations for the three and nine months ended September 30, 2017, and October 1, 2016, and cash flows for the nine months ended September 30, 2017, and October 1, 2016. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted pursuant to SEC rules. The results of operations for the three and nine months ended September 30, 2017, are generally not indicative of the results to be expected for any interim period or for the full year, primarily due to restructuring, acquisition and debt-related activities or transactions. The December 31, 2016, condensed consolidated balance sheet is derived from the audited consolidated financial statements at that date. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC. Certain prior year amounts have been reclassified to conform to the current year presentation. (See New Accounting Pronouncements for further discussion.) The reporting periods for the three and nine months ended September 30, 2017, and October 1, 2016, each consisted of 13 and 39 weeks, respectively.

Over the course of the second and third quarters of 2017, the Company has been actively marketing for sale its office product envelope product line (the "Office Products Business"). The Office Products Business is available for immediate sale in its present condition subject only to terms that are usual and customary and the price at which the Office Products Business is being marketed is reasonable in relation to its current fair value. As of the end of the third quarter, management has been given the appropriate authority to move forward with one strategic party on a potential sale of the Office Products Business. As a result, the financial results of the Office Products Business have been accounted for as discontinued operations. The Company's historical financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented. See Note 2 for information regarding the Office Products Business.

During the second quarter of 2017, in connection with the closure of an envelope manufacturing facility associated with the Office Products Business, the Company classified the owned facility as held for sale. Accordingly, $2.2 million of property, plant and equipment, net, which had been held in other assets, net during the third quarter of 2017, was reclassified to assets of discontinued operations - long-term, in the Company's condensed consolidated balance sheets.

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

New Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers (Topic 606)." The new revenue recognition standard provides a five-step analysis to determine when and how revenue is recognized. The standard requires that a company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

after December 15, 2017, and will be applied either retrospectively to each period presented or using modified retrospective transition approach requiring a cumulative-effect adjustment for the current period as of the date of adoption. The Company anticipates using the modified retrospective transition approach. The Company significantly completed its evaluation of the impact of the pending adoption of ASU 2014-09, and the Company does not expect that the future adoption of ASU 2014-09 will have a material impact on its consolidated financial statements or disclosures. During the second quarter 2017, as part of its assessment process of the impact of adopting ASU 2014-09, the Company concluded it was appropriate to classify postage revenues and costs of goods sold as gross amounts as opposed to offsetting them within cost of goods sold. This assessment only impacts the Company’s print operating segment and the reclassifications had no effect on operating income (loss) or net income (loss) for any period presented. The reclassification impact by major category is as follows (in thousands):

	Period	As reported (1)	Reclassification adjustment	As adjusted
Net sales	Nine months ended October 1, 2016	$1,142,973	$19,930	$1,162,903
	Three months ended October 1, 2016	376,575	6,100	382,675
	Three months ended April 1, 2017	346,410	7,407	353,817

Cost of sales	Nine months ended October 1, 2016	$945,623	$19,930	$965,553
	Three months ended October 1, 2016	308,683	6,100	314,783
	Three months ended April 1, 2017	284,982	7,407	292,389
 __________________________

(1) Reflects adjustments for reclassifying discontinued operations.

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

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes to require that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. As a result of prospectively adopting ASU 2015-17 during the first quarter of 2017, the Company classified $3.4 million of current deferred tax assets from prepaid and other current assets to other liabilities in the Company's condensed consolidated balance sheet. Prior period amounts were not adjusted.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The new standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years and early adoption is permitted. A modified retrospective transition approach is required for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. At a minimum, adoption of ASU 2016-02 will require recording a ROU asset and a lease liability on the Company's consolidated balance sheet; however the Company is currently evaluating the full impact on its consolidated financial statements.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 reduces the diversity in practice in how certain cash receipts and cash payments

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

are presented and classified in the statement of cash flows. This ASU is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU 2016-15 during the first quarter of 2017. Adoption of ASU 2016-15 did not have a material impact on the Company's current period consolidated financial statements. The Company's prior year condensed consolidated statement of cash flows has been adjusted to conform to the current year presentation.

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

In March 2017, the FASB issued ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." ASU 2017-07 requires employers to report the service cost component in the same line item as other compensation costs. The other components of net benefit costs will be presented in the income statement separately from the service cost and outside of a subtotal of income from operations. ASU 2017-07 is effective for interim and annual periods beginning after December 15, 2017. The Company plans on adopting ASU 2017-07 during the first quarter of 2018. Adoption of ASU 2017-07 will not have a material impact on the Company's consolidated financial statements. See Note 10 for the potential impact on the Company's consolidated financial statements through the three and nine months ended September 30, 2017.

2. Discontinued Operations

Over the course of the second and third quarters of 2017, the Company has been actively marketing for sale its Office Products Business. The Office Products Business is available for immediate sale in its present condition subject only to terms that are usual and customary and the price at which the Office Products Business is being marketed is reasonable in relation to its current fair value. As of the end of the third quarter, management has been given the appropriate authority to move forward with one strategic party on a potential sale of the Office Products Business. During the third quarter of 2017, the Company recorded a non-cash impairment charge of $7.0 million primarily related to goodwill and other intangible assets related to the Office Products Business. Fair value was determined by the Company to be Level 3 under the fair value hierarchy and was based upon current market expectations for the potential sale of the Office Products Business. On November 8, 2017, the Company completed the sale of the Office Products Business for a sales price of $37.8 million. In accordance with the guidance in Accounting Standards Codification ("ASC") 205-20 Presentation of Financial Statements - Discontinued Operations and ASC 360 Property, Plant & Equipment, the Company's historical financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented.

On January 19, 2016, the Company completed the sale of the Packaging Business. The Company received total cash proceeds of approximately $89.6 million, net of transaction costs of approximately $6.3 million. This resulted in the recognition of a total loss of $3.6 million. A gain of $1.4 million was recorded for the year ended 2016, of which a gain of $1.2 million and a loss of $0.1 million were recorded during the three and nine months ended October 1, 2016, respectively. For the year ended 2015, the Company recorded a non-cash loss on the sale of $5.0 million and a non-cash goodwill impairment charge of $9.9 million related to this transaction. This loss was based on the executed purchase agreement and the net assets of the Packaging Business. In accordance with the guidance in ASC 205-20, the Company's historical financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented.

The following table shows the components of assets and liabilities that are classified as discontinued operations in the Company's condensed consolidated balance sheets as of September 30, 2017, and December 31, 2016 (in thousands):

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	September 30, 2017	December 31, 2016
Accounts receivable, net	$33,893	$37,198
Inventories, net	25,206	21,183
Prepaid and other current assets	669	888
Assets of discontinued operations - current	59,768	59,269
Property, plant and equipment, net	6,850	8,767
Goodwill and other long-term assets	—	6,977
Assets of discontinued operations - long-term	6,850	15,744
Accounts payable	9,748	9,866
Other current liabilities	14,501	16,774
Liabilities of discontinued operations - current	24,249	26,640
Other liabilities	151	124
Liabilities of discontinued operations - long-term	151	124
Net assets of discontinued operations	$42,218	$48,249

As of September 30, 2017, and December 31, 2016, the Company did not have any assets or liabilities outstanding related to its Packaging Business.

The following table summarizes certain statement of operations information for discontinued operations (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales	$26,543	$29,380	$82,099	$106,421
Cost of sales	26,255	27,050	78,310	94,124
Selling, general and administrative expenses	1,329	1,478	3,828	6,733
Amortization of intangible assets	55	50	165	160
Restructuring and other charges, net (1)	6,894	88	9,475	89
Other (income) expense, net	(55)	518	(8)	803
(Loss) income from discontinued operations	(7,935)	196	(9,671)	4,512
Gain (loss) on sale of discontinued operations	—	1,176	—	(97)
(Loss) income from discontinued operations before income taxes	(7,935)	1,372	(9,671)	4,415
Income tax expense	672	—	—	1,372
(Loss) income from discontinued operations, net of taxes	$(8,607)	$1,372	$(9,671)	$3,043
(Loss) income per share - basic	$(1.00)	$0.16	$(1.13)	$0.36
(Loss) income per share - diluted	$(1.00)	$0.16	$(1.13)	$0.31
 __________________________

(1) During the third quarter of 2017, the Company recorded a non-cash impairment charge of $7.0 million related to goodwill and other intangible assets related to the Office Products Business.

Included in the above table, for three and nine months ended October 1, 2016, the Packaging Business had net sales of zero and $6.6 million, respectively. For three and nine months ended October 1, 2016, the Packaging Business had net income of $0.7 million and a net loss of $4.4 million, respectively.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. Inventories

Inventories by major category are as follows (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$34,798	$27,616
Work in process	11,966	11,864
Finished goods	44,606	41,287
	$91,370	$80,767

4. Property, Plant and Equipment

Property, plant and equipment are as follows (in thousands):

	September 30, 2017	December 31, 2016
Land and land improvements	$8,103	$8,080
Buildings and building improvements	78,191	77,021
Machinery and equipment	521,434	517,782
Furniture and fixtures	8,729	9,124
Construction in progress	15,468	10,634
	631,925	622,641
Accumulated depreciation	(440,756)	(423,729)
	$191,169	$198,912

Sale-Leaseback Transaction

On June 30, 2016, the Company sold the real estate used by one envelope manufacturing facility for net proceeds of $7.9 million and entered into a five year operating lease for the same facility, with options to renew for up to two additional five year periods. In connection with the sale, the Company maintained continuing involvement in one capital improvement project which, under ASC 840 "Leases," resulted in the deferral of sale-leaseback accounting. During the third quarter of 2016, the Company no longer maintained any continuing involvement obligations and accordingly the transaction qualified for sale-leaseback accounting. As a result, during the third quarter of 2016, the Company recorded a gain of approximately $2.1 million in other income, net, in the condensed consolidated statement of operations and a deferred gain of approximately $2.8 million which will be recognized ratably over the original five year lease.

5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill as of September 30, 2017, by reportable segment are as follows (in thousands):

	Envelope	Print	Label	Total
Balance as of December 31, 2016	$21,633	$42,499	$109,277	$173,409
Foreign currency translation	—	196	—	196
Balance as of September 30, 2017	$21,633	$42,695	$109,277	$173,605

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Other intangible assets are as follows (in thousands):

		September 30, 2017				December 31, 2016
	Weighted Average Remaining Amortization Period (Years)	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Impairment Charges	Accumulated Amortization	Net Carrying Amount
Intangible assets with definite lives:
Customer relationships	6	$114,374	$(27,234)	$(63,464)	$23,676	$114,287	$(27,234)	$(60,014)	$27,039
Trademarks and trade names	20	55,765	(46,493)	(5,646)	3,626	55,755	(46,493)	(5,428)	3,834
Leasehold interest	16	4,430	—	(912)	3,518	4,430	—	(743)	3,687
Patents	8	1,120	—	(842)	278	1,120	—	(817)	303
Subtotal	9	175,689	(73,727)	(70,864)	31,098	175,592	(73,727)	(67,002)	34,863

Intangible assets with indefinite lives:
Trade names		84,900	(7,700)	—	77,200	84,900	—	—	84,900
Total		$260,589	$(81,427)	$(70,864)	$108,298	$260,492	$(73,727)	$(67,002)	$119,763

Annual amortization expense of intangible assets for the next five years is estimated to be as follows (in thousands):

Annual Estimated Expense
Remainder of 2017	$1,280
2018	5,003
2019	4,885
2020	4,885
2021	4,731
2022	4,250
Thereafter	6,064
Total	$31,098

Asset Impairments

As of September 30, 2017, the Company determined that the year to date declines in net sales and operating income, along with the decrease in the Company’s stock price relative to its fourth quarter 2016 impairment test represented a triggering event, which may require a goodwill impairment test. As of the latest annual goodwill impairment test, the envelope, print and label reporting units’ calculated fair values each exceeded their carrying value by at least 35%. To the extent the net sales and operating income have declined, there may be a negative impact on the future cash flow assumptions which would impact the reporting units’ fair values. The Company will complete its assessment as part of the annual impairment test in the fourth quarter, as the impact on future projected revenues is completed. There were no goodwill impairments recorded in the three and nine months ended September 30, 2017, or October 1, 2016, respectively.

Also during the third quarter, based on the decline in sales, the Company determined that its indefinite lived trade name intangible assets were impaired. During the third quarter of 2017, the Company recognized impairments of $6.2 million and $1.5 million associated with indefinite lived intangible assets in its print and label segments, respectively. Fair value was determined by the Company to be Level 3 under the fair value hierarchy, and was based upon evaluation using a relief from royalty and other discounted cash flow methodologies. There were no intangible asset impairments recorded in the three and nine months ended October 1, 2016.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. Long-Term Debt

Long-term debt is as follows (in thousands):

	September 30, 2017	December 31, 2016
ABL Facility due 2021 (1)	$130,788	$81,700
4.0% secured notes due 2021 ($50 million outstanding principal amount as of September 30, 2017, and December 31, 2016)	49,841	49,813
8.500% junior priority secured notes due 2022 ($241.0 million outstanding principal amount as of September 30, 2017, and December 31, 2016)	235,505	234,742
6.000% senior priority secured notes due 2019 ($540.0 million outstanding principal amount as of September 30, 2017, and December 31, 2016)	532,936	530,166
6.000% senior unsecured notes due 2024 ($104.5 million outstanding principal amount as of September 30, 2017, and December 31, 2016)	87,208	85,591
11.5% senior notes due 2017 ($0.0 million and $20.5 million outstanding principal amount as of September 30, 2017, and December 31, 2016, respectively)	—	20,371
7% senior exchangeable notes due 2017 ($0.0 million and $5.5 million outstanding principal amount as of September 30, 2017, and December 31, 2016, respectively)	—	5,468
Other debt, including capital leases	22,760	10,815
	1,059,038	1,018,666
Less current maturities	(8,597)	(31,727)
Long-term debt	$1,050,441	$986,939
 __________________________

(1) The weighted average interest rate outstanding for the Company's asset-based revolving credit facility (the "ABL Facility") was 4.0% and 3.4% as of September 30, 2017, and December 31, 2016, respectively.

The estimated fair value of the Company’s outstanding indebtedness was approximately $806.3 million and $881.7 million as of September 30, 2017, and December 31, 2016, respectively. The fair value was determined by the Company to be Level 2 under the fair value hierarchy, and was based upon a review of observable pricing in secondary markets for each debt instrument.

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

As of September 30, 2017, the Company was in compliance with all covenants under its long-term debt agreements.

Extinguishments

In the second quarter of 2017, the Company repurchased in full the remaining $5.5 million of its 7% Notes at par.

In the first quarter of 2017, the Company recorded a loss of less than $0.1 million on early extinguishment of debt related to the repurchase in full of the remaining $20.5 million of its 11.5% senior notes due 2017 (the "11.5% Notes").

In the third quarter of 2016, the Company recorded a gain on early extinguishment of debt of $7.4 million related to the repurchase of $21.0 million of its 7% Notes.

In the second quarter of 2016, the Company recorded a gain on early extinguishment of debt of $46.1 million, related to the exchange offer where by approximately 80% of the Company's 11.5% Notes were exchanged for newly issued 6.000% senior

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

7. Commitments and Contingencies

The Company is party to various legal actions that are ordinary and incidental to its business. While the outcome of pending legal actions cannot be predicted with certainty, the Company believes the outcome of these various proceedings will not have a material effect on the Company’s financial statements. In the second quarter of 2016, the Company reached confidential agreements to settle controversies and disputes in connection with certain product warranty litigations. Total expenses related to the litigation and associated accruals, recognized in selling, general and administrative expenses in the condensed consolidated statement of operations was $1.5 million in the nine months ended October 1, 2016. The Company did not have a similar settlement or related expense during the three and nine months ended September 30, 2017.

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

8. Fair Value Measurements

Certain assets and liabilities of the Company are required to be recorded at fair value on either a recurring or nonrecurring basis. Fair value is determined based on the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants. There were no assets or liabilities recorded at fair value on a recurring basis as of September 30, 2017.

Assets and liabilities measured at fair value on a nonrecurring basis relate primarily to the Company's tangible fixed assets, goodwill and other intangible assets, which are remeasured when the implied fair value is below carrying value on the consolidated balance sheets. For these assets, the Company does not periodically adjust carrying value to fair value except in the event of impairment. When the Company determines that an impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating income in the statement of operations. Refer to Note 2 for further information associated with the impairment of certain assets of discontinued operations. Refer to Note 5 for further information associated with the impairment of certain indefinite lived trade name intangible assets. There were no additional assets or liabilities recorded at fair value on a nonrecurring basis as of September 30, 2017.

On an annual basis, the Company records its pension plan assets at fair value. No additional assets or liabilities were recorded at fair value on a recurring or nonrecurring basis as of December 31, 2016.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, net, long-term debt and accounts payable. The carrying values of cash and cash equivalents, accounts receivable, net, and accounts payable are reasonable estimates of their fair values as of September 30, 2017, and December 31, 2016, due to the short-term nature of these instruments. See Note 6 for fair value of the Company’s long-term debt. Additionally, the Company records the assets acquired and liabilities assumed in its acquisitions at fair value.

9. Income Taxes

The Company recorded an income tax benefit of $0.9 million and $6.7 million during the three and nine months ended September 30, 2017, respectively, and recorded income tax expense of $1.0 million and $4.1 million during the three and nine months ended October 1, 2016, respectively.

During the first nine months of 2017, the Company reversed the valuation allowance related to its Alternative Minimum Tax ("AMT") credit carryforward in the amount of $6.0 million. This reversal is based upon the Company’s ability to receive, as a refundable tax credit, a portion of its AMT credit carryforward, without regard to any, or the level of, taxable income generated in our tax returns to be filed for the years 2016 through 2019. As a result of this analysis, the Company concluded that $6.0 million of its $6.5 million available AMT credit carryforward is more likely than not to be realized as a result of federal tax elections that are available to the Company now through 2019, $2.7 million of which is expected to be realized with the Company’s 2016 federal income tax return filing completed during the third quarter of 2017.

10. Retirement Plans

The components of the net periodic expense for the Company’s pension plans, supplemental executive retirement plans ("SERP") and other postretirement benefit plans ("OPEB") are as follows (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$1	$—	$1	$1
Interest cost	3,305	3,555	9,847	10,645
Expected return on plan assets	(4,635)	(4,775)	(13,907)	(14,326)
Net amortization and deferral	2	1	4	3
Recognized net actuarial loss	2,630	2,507	7,854	7,467
Net periodic expense	$1,303	$1,288	$3,799	$3,790

Interest cost on the projected benefit obligation includes $0.2 million related to the Company’s SERP and OPEB plans in each of the three months ended September 30, 2017, and October 1, 2016, and $0.5 million for each of the nine months ended September 30, 2017, and October 1, 2016.

For the nine months ended September 30, 2017, the Company made total contributions of $7.0 million to its pension, SERP and OPEB plans. The Company expects to contribute approximately $2.3 million to its pension, SERP and OPEB plans, for the remainder of 2017.

11. Stock-Based Compensation

On April 27, 2017, the Company's shareholders approved the 2017 Long-Term Equity Incentive Plan, which authorizes the issuance of up to 400,000 shares of the Company’s common stock. Any unused shares previously authorized under prior plans that have not been issued were not carried forward into the 2017 Long-Term Equity Incentive Plan.

Total stock-based compensation expense recognized in selling, general and administrative expenses in the Company’s statements of operations was $0.2 million for each of the three months ended September 30, 2017, and October 1, 2016, and $0.6 million and $1.2 million for the nine months ended September 30, 2017, and October 1, 2016, respectively.

As of September 30, 2017, there was approximately $1.0 million of total unrecognized compensation cost related to unvested stock-based compensation grants, which is expected to be amortized over a weighted average period of 1.5 years.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Stock Options

A summary of the Company’s outstanding stock options as of and for the nine months ended September 30, 2017, is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	129,365	$26.31	2.9	$—
Granted	—	—
Exercised	—	—		$—
Forfeited/expired	(49,994)	38.73
Outstanding at September 30, 2017	79,371	$7.08	3.3	$—
Exercisable at September 30, 2017	47,508	$7.23	3.0	$—

RSUs

A summary of the Company’s non-vested RSUs as of and for the nine months ended September 30, 2017, is as follows:

	RSUs	Weighted Average Grant Date Fair Value
Unvested at December 31, 2016	82,964	$16.28
Granted	45,608	5.92
Vested	(46,962)	14.21
Forfeited	(2,578)	18.30
Unvested at September 30, 2017	79,032	$11.47

The total fair value of RSUs which vested during the three and nine months ended September 30, 2017, was $0.1 million and $0.3 million, respectively.

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

During 2016, the Company began implementing the 2017 Plan and continued activity under the 2016 Plan. The Company is still contemplating additional cost actions that would be associated with the 2017 Plan. The Company expects to substantially complete the 2016 Plan and the 2017 Plan in the 2017 fiscal year and the 2018 fiscal year, respectively. The Company currently has certain residual actions associated with finalizing prior restructuring and acquisition plans (the "Residual Plans"). As a result of these cost savings actions over the last several years, the Company has closed or consolidated a significant amount of manufacturing facilities and has had a significant number of headcount reductions. During the first nine months of 2017, the Company announced the closure of one envelope facility and one print facility.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company does not anticipate any significant future expenses related to the Residual Plans other than modifications to current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

The following tables present the details of the expenses (benefits) recognized as a result of these plans.

2017 Activity

Restructuring and other charges for the three months ended September 30, 2017, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2017 Plan	$286	$231	$26	$27	$—	$25	$595
Residual Plans	—	—	—	—	—	5	5
Total Envelope	286	231	26	27	—	30	600
Print
2017 Plan	(6)	—	13	1	—	187	195
Residual Plans	—	—	—	50	165	3	218
Asset Impairments	—	6,200	—	—	—	—	6,200
Total Print	(6)	6,200	13	51	165	190	6,613
Label
2017 Plan	629	—	15	2	—	23	669
Residual Plans	—	—	—	—	—	(1)	(1)
Asset Impairments	—	1,500	—	—	—	—	1,500
Total Label	629	1,500	15	2	—	22	2,168
Corporate
2017 Plan	607	—	—	—	—	39	646
2016 Plan	(2)	—	—	—	—	—	(2)
Total Corporate	605	—	—	—	—	39	644
Total Restructuring and Other Charges	$1,514	$7,931	$54	$80	$165	$281	$10,025

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the nine months ended September 30, 2017, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2017 Plan	$377	$231	$26	$81	$—	$33	$748
2016 Plan	(33)	(2)	—	—	—	—	(35)
Residual Plans	—	—	—	—	—	27	27
Total Envelope	344	229	26	81	—	60	740
Print
2017 Plan	166	1,061	387	38	4,933	1,153	7,738
Residual Plans	—	—	—	25	764	52	841
Asset Impairments	—	6,200	—	—	—	—	6,200
Total Print	166	7,261	387	63	5,697	1,205	14,779
Label
2017 Plan	478	93	15	1,130	—	23	1,739
2016 Plan	(17)	—	—	—	—	—	(17)
Residual Plans	(196)	—	—	—	—	(5)	(201)
Asset Impairments	—	1,500	—	—	—	—	1,500
Total Label	265	1,593	15	1,130	—	18	3,021
Corporate
2017 Plan	1,422	—	—	—	—	73	1,495
2016 Plan	5	—	—	—	—	—	5
Total Corporate	1,427	—	—	—	—	73	1,500
Total Restructuring and Other Charges	$2,202	$9,083	$428	$1,274	$5,697	$1,356	$20,040

2016 Activity

Restructuring and other charges for the three months ended October 1, 2016, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$384	$—	$—	$—	$—	$—	$384
Residual Plans	—	—	—	—	—	24	24
Total Envelope	384	—	—	—	—	24	408
Print
2016 Plan	92	—	—	—	—	—	92
Residual Plans	—	—	—	—	203	182	385
Total Print	92	—	—	—	203	182	477
Label
2016 Plan	158	—	—	—	—	4	162
Residual Plans	(45)	—	—	—	—	(81)	(126)
Total Label	113	—	—	—	—	(77)	36
Corporate
2016 Plan	1,448	—	—	—	—	—	1,448
Residual Plans	(54)	—	—	—	—	11	(43)
Total Corporate	1,394	—	—	—	—	11	1,405
Total Restructuring and Other Charges	$1,983	$—	$—	$—	$203	$140	$2,326

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Restructuring and other charges for the nine months ended October 1, 2016, were as follows (in thousands):

	Employee Separation Costs	Asset Charges Net of Gain on Sale	Equipment Moving Expenses	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up & Other Expenses	Total
Envelope
2016 Plan	$481	$—	$—	$—	$—	$—	$481
Residual Plans	13	146	276	—	54	144	633
Total Envelope	494	146	276	—	54	144	1,114
Print
2016 Plan	107	—	—	—	—	—	107
Residual Plans	(2)	—	—	158	715	341	1,212
Total Print	105	—	—	158	715	341	1,319
Label
2016 Plan	191	—	—	—	—	5	196
Residual Plans	558	—	—	—	—	1,078	1,636
Asset Impairments	—	2,300	—	—	—	—	2,300
Total Label	749	2,300	—	—	—	1,083	4,132
Corporate
2016 Plan	1,655	—	—	—	—	3	1,658
Residual Plans	(54)	—	—	—	—	27	(27)
Total Corporate	1,601	—	—	—	—	30	1,631
Total Restructuring and Other Charges	$2,949	$2,446	$276	$158	$769	$1,598	$8,196

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

A summary of the activity related to the restructuring liabilities for all the cost savings, restructuring and integration initiatives were as follows (in thousands):

	Employee Separation Costs	Lease Termination Expenses	Multi-Employer Pension Withdrawal Expenses	Building Clean-up, Equipment Moving and Other Expenses	Total
2017 Plan
Balance as of December 31, 2016	$2,000	$—	$—	$—	$2,000
Accruals, net	2,443	1,249	4,933	1,710	10,335
Payments	(2,753)	(400)	—	(1,710)	(4,863)
Balance as of September 30, 2017	$1,690	$849	$4,933	$—	$7,472

2016 Plan
Balance as of December 31, 2016	$844	$—	$—	$—	$844
Accruals, net	(45)	—	—	—	(45)
Payments	(799)	—	—	—	(799)
Balance as of September 30, 2017	$—	$—	$—	$—	$—

Residual Plans
Balance as of December 31, 2016	$247	$—	$17,482	$359	$18,088
Accruals, net	(196)	25	764	74	667
Payments	(51)	(25)	(2,454)	(433)	(2,963)
Balance as of September 30, 2017	$—	$—	$15,792	$—	$15,792

Total Restructuring Liability	$1,690	$849	$20,725	$—	$23,264

As of September 30, 2017, the total restructuring liability was $23.3 million, of which $4.0 million is included in other current liabilities and $19.3 million is included in other liabilities in the Company's condensed consolidated balance sheets.

13. Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax (in thousands):

	Foreign Currency Translation	Pension and Other Postretirement Benefits	Total
Balance as of December 31, 2016	$(5,255)	$(96,631)	$(101,886)
Other comprehensive income before reclassifications	410	—	410
Amounts reclassified from AOCI	—	7,854	7,854
Other comprehensive income	410	7,854	8,264
Balance as of September 30, 2017	$(4,845)	$(88,777)	$(93,622)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Reclassifications from AOCI

AOCI Components (in thousands)	Amounts Reclassified from AOCI		Amounts Reclassified from AOCI		Income Statement Line Item
	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Changes in Foreign Currency Translation
Loss on foreign exchange	$—	$393	$—	$2,338	(Loss) income from discontinued operations, net of taxes
Changes in pension and other employee benefit accounts:
Net actuarial losses	2,630	2,507	7,854	7,467	Cost of sales
	2,630	2,900	7,854	9,805	Total before tax
Taxes	2,035	—	—	—	Income tax (benefit) expense
Total reclassifications for the period	$4,665	$2,900	$7,854	$9,805	Net of tax

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

As of September 30, 2017, the effect of approximately 81,000 shares related to the exchange of the 7% Notes for Common Stock were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of September 30, 2017, and October 1, 2016, the effect of approximately 158,000 and 218,000 shares, respectively, related to the issuance of Common Stock upon exercise of Equity Awards were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

As of September 30, 2017, and October 1, 2016, the effect of approximately 1.7 million shares, related to the issuance of Common Stock upon exercise of warrants were excluded from the calculation of diluted income (loss) per share, as the effect would be anti-dilutive.

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The following table sets forth the computation of basic and diluted (loss) income per share for the three and nine months ended September 30, 2017, and October 1, 2016 (in thousands, except per share data):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Numerator for basic and diluted (loss) income per share:
(Loss) income from continuing operations	$(19,443)	$8,059	$(28,922)	$65,147
(Loss) income from discontinued operations, net of taxes	(8,607)	1,372	(9,671)	3,043
Net (loss) income	$(28,050)	$9,431	$(38,593)	$68,190
Numerator for diluted (loss) income per share:
(Loss) income from continuing operations - as reported	$(19,443)	$8,059	$(28,922)	$65,147
Interest expense on 7% Notes, net of taxes	—	211	—	1,521
(Loss) income from continuing operations - after assumed conversions of dilutive shares	(19,443)	8,270	(28,922)	66,668
(Loss) income from discontinued operations, net of taxes	(8,607)	1,372	(9,671)	3,043
Net (loss) income for diluted loss per share - after assumed conversions of dilutive shares	$(28,050)	$9,642	$(38,593)	$69,711
Denominator for weighted average common shares outstanding:
Basic shares	8,578	8,552	8,564	8,518
Dilutive effect of 7% Notes	—	415	—	1,227
Dilutive effect of Equity Awards	—	—	—	—
Dilutive effect of warrants	—	—	—	—
Diluted shares	8,578	8,967	8,564	9,745

(Loss) income per share – basic:
Continuing operations	$(2.27)	$0.94	$(3.38)	$7.65
Discontinued operations	(1.00)	0.16	(1.13)	0.36
Net (loss) income	$(3.27)	$1.10	$(4.51)	$8.01

(Loss) income per share – diluted:
Continuing operations	$(2.27)	$0.92	$(3.38)	$6.84
Discontinued operations	(1.00)	0.16	(1.13)	0.31
Net (loss) income	$(3.27)	$1.08	$(4.51)	$7.15

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

The following tables present certain segment information (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales:
Envelope	$156,478	$183,198	$483,941	$554,331
Print	109,411	127,839	327,002	380,809
Label	63,622	71,638	199,907	227,763
Total	$329,511	$382,675	$1,010,850	$1,162,903
Operating income (loss):
Envelope	$7,699	$16,118	$33,834	$44,058
Print	(3,327)	5,446	(6,388)	10,756
Label	4,038	6,764	19,759	23,373
Corporate	(8,904)	(8,169)	(24,618)	(26,276)
Total	$(494)	$20,159	$22,587	$51,911
Restructuring and other charges:
Envelope	$600	$408	$740	$1,114
Print	6,613	477	14,779	1,319
Label	2,168	36	3,021	4,132
Corporate	644	1,405	1,500	1,631
Total	$10,025	$2,326	$20,040	$8,196
Depreciation and intangible asset amortization:
Envelope	$4,423	$4,271	$13,034	$12,954
Print	4,568	4,443	13,734	13,505
Label	1,759	1,572	5,211	5,360
Corporate	933	957	2,592	2,381
Total	$11,683	$11,243	$34,571	$34,200
Intercompany sales:
Envelope	$860	$1,840	$3,651	$5,217
Print	4,520	5,674	14,744	15,939
Label	653	716	1,813	2,306
Total	$6,033	$8,230	$20,208	$23,462

	September 30, 2017	December 31, 2016
Total assets:
Envelope	$327,176	$328,144
Print	227,516	256,888
Label	211,496	216,627
Corporate	37,211	36,287
Assets of discontinued operations	66,618	75,013
Total	$870,017	$912,959

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

Presented below is condensed consolidating financial information for the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Parent Company's subsidiaries other than the Subsidiary Issuer and the Guarantor Subsidiaries (the "Non-Guarantor Subsidiaries") as of September 30, 2017, and December 31, 2016, and for the three and nine months ended September 30, 2017, and October 1, 2016. The condensed consolidating financial information has been presented to show the financial position, results of operations and cash flows of the Parent Company, the Subsidiary Issuer, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, assuming the guarantee structure of the Subsidiary Issuer Notes was in effect at the beginning of the periods presented.

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

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET September 30, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$5,805	$—	$501	$—	$6,306
Accounts receivable, net	—	79,651	93,316	—	—	172,967
Inventories, net	—	46,065	45,305	—	—	91,370
Intercompany receivable	—	—	1,805,515	273	(1,805,788)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	34,173	2,404	1,309	—	37,886
Assets of discontinued operations - current	—	59,768	—	—	—	59,768
Total current assets	—	262,400	1,949,785	2,083	(1,845,971)	368,297

Investment in subsidiaries	(618,921)	2,131,028	5,631	7,829	(1,525,567)	—
Property, plant and equipment, net	—	93,631	96,291	1,247	—	191,169
Goodwill	—	38,001	130,550	5,054	—	173,605
Other intangible assets, net	—	4,234	104,064	—	—	108,298
Other assets, net	—	18,898	2,266	1,720	(1,086)	21,798
Assets of discontinued operations - long-term	—	6,850	—	—	—	6,850
Total assets	$(618,921)	$2,555,042	$2,288,587	$17,933	$(3,372,624)	$870,017

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$6,236	$2,361	$—	$—	$8,597
Accounts payable	—	94,416	58,674	87	—	153,177
Accrued compensation and related liabilities	—	14,698	3,821	370	—	18,889
Other current liabilities	—	38,118	11,647	771	—	50,536
Liabilities of discontinued operations - current	—	24,249	—	—	—	24,249
Intercompany payable	—	1,805,788	—	—	(1,805,788)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	1,983,505	113,441	4,473	(1,845,971)	255,448

Long-term debt	—	1,046,587	3,854	—	—	1,050,441
Other liabilities	—	143,720	40,264	—	(1,086)	182,898
Liabilities of discontinued operations - long-term	—	151	—	—	—	151
Shareholders’ (deficit) equity	(618,921)	(618,921)	2,131,028	13,460	(1,525,567)	(618,921)
Total liabilities and shareholders’ (deficit) equity	$(618,921)	$2,555,042	$2,288,587	$17,933	$(3,372,624)	$870,017

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE (LOSS) INCOME For the three months ended September 30, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$158,476	$170,214	$821	$—	$329,511
Cost of sales	—	106,101	171,487	—	—	277,588
Selling, general and administrative expenses	—	24,589	16,385	209	—	41,183
Amortization of intangible assets	—	93	1,116	—	—	1,209
Restructuring and other charges	—	1,385	8,640	—	—	10,025
Operating income (loss)	—	26,308	(27,414)	612	—	(494)
Interest expense, net	—	19,306	166	—	—	19,472
Intercompany interest (income) expense	—	(309)	309	—	—	—
Loss on early extinguishment of debt, net	—	38	—	—	—	38
Other expense (income), net	—	488	(165)	(30)	—	293
Income (loss) from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	6,785	(27,724)	642	—	(20,297)
Income tax expense (benefit)	—	1,703	(2,895)	338	—	(854)
Income (loss) from continuing operations before equity in (loss) income of subsidiaries	—	5,082	(24,829)	304	—	(19,443)
Equity in (loss) income of subsidiaries	(28,050)	(24,525)	304	—	52,271	—
(Loss) income from continuing operations	(28,050)	(19,443)	(24,525)	304	52,271	(19,443)
Loss from discontinued operations, net of taxes	—	(8,607)	—	—	—	(8,607)
Net (loss) income	(28,050)	(28,050)	(24,525)	304	52,271	(28,050)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	4,567	(6)	(165)	—	(4,396)	—
Changes in pension and other employee benefit accounts, net of taxes	—	4,573	92	—	—	4,665
Currency translation adjustment, net	—	—	67	(165)	—	(98)
Total other comprehensive income (loss)	4,567	4,567	(6)	(165)	(4,396)	4,567
Comprehensive (loss) income	$(23,483)	$(23,483)	$(24,531)	$139	$47,875	$(23,483)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the nine months ended September 30, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$492,942	$515,754	$2,154	$—	$1,010,850
Cost of sales	—	401,358	439,638	—	—	840,996
Selling, general and administrative expenses	—	75,583	47,177	637	—	123,397
Amortization of intangible assets	—	280	3,337	213	—	3,830
Restructuring and other charges	—	9,881	10,159	—	—	20,040
Operating income (loss)	—	5,840	15,443	1,304	—	22,587
Interest expense, net	—	57,799	345	—	—	58,144
Intercompany interest (income) expense	—	(886)	886	—	—	—
Loss on early extinguishment of debt, net	—	146	—	—	—	146
Other expense (income), net	—	464	(604)	63	—	(77)
(Loss) income from continuing operations before income taxes and equity in (loss) income of subsidiaries	—	(51,683)	14,816	1,241	—	(35,626)
Income tax (benefit) expense	—	(4,546)	(2,586)	428	—	(6,704)
(Loss) income from continuing operations before equity in (loss) income of subsidiaries	—	(47,137)	17,402	813	—	(28,922)
Equity in (loss) income of subsidiaries	(38,593)	18,215	813	—	19,565	—
(Loss) income from continuing operations	(38,593)	(28,922)	18,215	813	19,565	(28,922)
(Loss) income from discontinued operations, net of taxes	—	(9,671)	—	—	—	(9,671)
Net (loss) income	(38,593)	(38,593)	18,215	813	19,565	(38,593)
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	8,264	682	649	—	(9,595)	—
Changes in pension and other employee benefit accounts, net of taxes	—	7,582	272	—	—	7,854
Currency translation adjustment, net	—	—	(239)	649	—	410
Total other comprehensive income (loss)	8,264	8,264	682	649	(9,595)	8,264
Comprehensive (loss) income	$(30,329)	$(30,329)	$18,897	$1,462	$9,970	$(30,329)

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended September 30, 2017 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$619	$(34,202)	$26,349	$1,070	$—	$(6,164)
Net cash used in operating activities of discontinued operations	—	(3,447)	—	—	—	(3,447)
Net cash provided by (used in) operating activities	619	(37,649)	26,349	1,070	—	(9,611)
Cash flows from investing activities:
Capital expenditures	—	(11,391)	(7,849)	(682)	—	(19,922)
Proceeds from sale of property, plant and equipment	—	1,265	—	—	—	1,265
Premiums for company owned life insurance policies, net	—	(410)	—	—	—	(410)
Net cash used in investing activities of continuing operations	—	(10,536)	(7,849)	(682)	—	(19,067)
Net cash used in investing activities of discontinued operations	—	(201)	—	—	—	(201)
Net cash used in investing activities	—	(10,737)	(7,849)	(682)	—	(19,268)
Cash flows from financing activities:
Payment of financing-related costs and expenses and debt issuance discounts	—	(398)	—	—	—	(398)
Proceeds from issuance of other long-term debt	—	11,646	—	—	—	11,646
Repayments of other long-term debt	—	(7,827)	3,071	—	—	(4,756)
Repayment of 11.5% senior notes due 2017	—	(20,465)	—	—	—	(20,465)
Repayment of 7% senior exchangeable notes due 2017	—	(5,493)	—	—	—	(5,493)
Purchase and retirement of common stock upon vesting of RSUs	(55)	—	—	—	—	(55)
Borrowings under ABL Facility due 2021	—	311,054	—	—	—	311,054
Repayments under ABL Facility due 2021	—	(261,966)	—	—	—	(261,966)
Intercompany advances	(564)	22,962	(21,657)	(741)	—	—
Net cash (used in) provided by financing activities	(619)	49,513	(18,586)	(741)	—	29,567
Effect of exchange rate changes on cash and cash equivalents	—	—	86	—	—	86
Net increase (decrease) in cash and cash equivalents	—	1,127	—	(353)	—	774
Cash and cash equivalents at beginning of period	—	4,678	—	854	—	5,532
Cash and cash equivalents at end of period	$—	$5,805	$—	$501	$—	$6,306

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING BALANCE SHEET December 31, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$—	$4,678	$—	$854	$—	$5,532
Accounts receivable, net	—	94,572	102,417	—	—	196,989
Inventories, net	—	40,996	39,771	—	—	80,767
Intercompany receivable	—	—	1,783,858	—	(1,783,858)	—
Notes receivable from subsidiaries	—	36,938	3,245	—	(40,183)	—
Prepaid and other current assets	—	34,771	4,789	1,128	—	40,688
Assets of discontinued operations - current	—	59,269	—	—	—	59,269
Total current assets	—	271,224	1,934,080	1,982	(1,824,041)	383,245

Investment in subsidiaries	(589,157)	2,112,403	4,173	7,829	(1,535,248)	—
Property, plant and equipment, net	—	99,628	98,255	1,029	—	198,912
Goodwill	—	47,370	121,181	4,858	—	173,409
Other intangible assets, net	—	4,702	114,914	147	—	119,763
Other assets, net	—	18,208	3,100	1,694	(1,116)	21,886
Assets of discontinued operations - long-term	—	15,744	—	—	—	15,744
Total assets	$(589,157)	$2,569,279	$2,275,703	$17,539	$(3,360,405)	$912,959

Liabilities and Shareholders’ (Deficit) Equity
Current liabilities:
Current maturities of long-term debt	$—	$30,709	$1,018	$—	$—	$31,727
Accounts payable	—	104,667	61,098	265	—	166,030
Accrued compensation and related liabilities	—	18,470	4,699	740	—	23,909
Other current liabilities	—	54,119	11,962	819	—	66,900
Liabilities of discontinued operations - current	—	26,640	—	—	—	26,640
Intercompany payable	—	1,783,390	—	468	(1,783,858)	—
Notes payable to issuer	—	—	36,938	3,245	(40,183)	—
Total current liabilities	—	2,017,995	115,715	5,537	(1,824,041)	315,206

Long-term debt	—	984,833	2,106	—	—	986,939
Other liabilities	—	155,484	45,479	—	(1,116)	199,847
Liabilities of discontinued operations - long-term	—	124	—	—	—	124
Shareholders’ (deficit) equity	(589,157)	(589,157)	2,112,403	12,002	(1,535,248)	(589,157)
Total liabilities and shareholders’ (deficit) equity	$(589,157)	$2,569,279	$2,275,703	$17,539	$(3,360,405)	$912,959

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the three months ended October 1, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$188,245	$193,945	$485	$—	$382,675
Cost of sales	—	163,516	151,267	—	—	314,783
Selling, general and administrative expenses	—	26,377	17,526	179	—	44,082
Amortization of intangible assets	—	98	1,116	111	—	1,325
Restructuring and other charges	—	2,493	(167)	—	—	2,326
Operating (loss) income	—	(4,239)	24,203	195	—	20,159
Interest expense, net	—	20,272	46	—	—	20,318
Intercompany interest (income) expense	—	(249)	249	—	—	—
Gain on early extinguishment of debt, net	—	(7,442)	—	—	—	(7,442)
Other (income) expense, net	—	(1,905)	100	42	—	(1,763)
(Loss) income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(14,915)	23,808	153	—	9,046
Income tax expense	—	774	160	53	—	987
(Loss) income from continuing operations before equity in income (loss) of subsidiaries	—	(15,689)	23,648	100	—	8,059
Equity in income (loss) of subsidiaries	9,431	24,927	163	—	(34,521)	—
Income (loss) from continuing operations	9,431	9,238	23,811	100	(34,521)	8,059
Income (loss) from discontinued operations, net of taxes	—	193	1,116	63	—	1,372
Net income (loss)	9,431	9,431	24,927	163	(34,521)	9,431
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	3,064	363	213	—	(3,640)	—
Changes in pension and other employee benefit accounts, net of taxes	—	2,701	(194)	—	—	2,507
Currency translation adjustment, net	—	—	344	213	—	557
Total other comprehensive income (loss)	3,064	3,064	363	213	(3,640)	3,064
Comprehensive income (loss)	$12,495	$12,495	$25,290	$376	$(38,161)	$12,495

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the nine months ended October 1, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$—	$574,496	$587,116	$1,291	$—	$1,162,903
Cost of sales	—	508,140	457,413	—	—	965,553
Selling, general and administrative expenses	—	80,738	51,747	557	—	133,042
Amortization of intangible assets	—	292	3,576	333	—	4,201
Restructuring and other charges	—	6,270	1,926	—	—	8,196
Operating (loss) income	—	(20,944)	72,454	401	—	51,911
Interest expense, net	—	65,779	146	—	—	65,925
Intercompany interest (income) expense	—	(740)	740	—	—	—
Gain on early extinguishment of debt, net	—	(80,328)	—	—	—	(80,328)
Other income, net	—	(945)	(1,848)	(100)	—	(2,893)
(Loss) income from continuing operations before income taxes and equity in income (loss) of subsidiaries	—	(4,710)	73,416	501	—	69,207
Income tax expense	—	2,827	402	831	—	4,060
(Loss) income from continuing operations before equity in income (loss) of subsidiaries	—	(7,537)	73,014	(330)	—	65,147
Equity in income (loss) of subsidiaries	68,190	70,889	715	—	(139,794)	—
Income (loss) from continuing operations	68,190	63,352	73,729	(330)	(139,794)	65,147
Income (loss) from discontinued operations, net of taxes	—	4,838	(2,840)	1,045	—	3,043
Net income (loss)	68,190	68,190	70,889	715	(139,794)	68,190
Other comprehensive income (loss):
Other comprehensive income (loss) of subsidiaries	9,609	2,401	140	—	(12,150)	—
Changes in pension and other employee benefit accounts, net of taxes	—	7,208	259	—	—	7,467
Currency translation adjustment, net	—	—	2,002	140	—	2,142
Total other comprehensive income (loss)	9,609	9,609	2,401	140	(12,150)	9,609
Comprehensive income (loss)	$77,799	$77,799	$73,290	$855	$(151,944)	$77,799

CENVEO, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

CENVEO, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS For the nine months ended October 1, 2016 (in thousands)

	Parent Company	Subsidiary Issuer	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net cash provided by (used in) operating activities of continuing operations	$1,230	$(91,850)	$92,403	$1,496	$—	$3,279
Net cash provided by (used in) operating activities of discontinued operations	—	12,586	(10,072)	(438)	—	2,076
Net cash provided by (used in) operating activities	1,230	(79,264)	82,331	1,058	—	5,355
Cash flows from investing activities:
Capital expenditures	—	(12,262)	(16,255)	(601)	—	(29,118)
Proceeds from sale of property, plant and equipment	—	8,131	141	—	—	8,272
Premiums for company owned life insurance policies, net	—	(245)	—	—	—	(245)
Proceeds from sale of assets	—	—	2,000	—	—	2,000
Net cash used in investing activities of continuing operations	—	(4,376)	(14,114)	(601)	—	(19,091)
Net cash (used in) provided by investing activities of discontinued operations	—	(2,055)	87,877	6,487	—	92,309
Net cash (used in) provided by investing activities	—	(6,431)	73,763	5,886	—	73,218
Cash flows from financing activities:
Proceeds from issuance of 4% secured notes due 2021	—	50,000	—	—	—	50,000
Payment of financing-related costs and expenses and debt issuance discounts	—	(12,182)	—	—	—	(12,182)
Repayments of other long-term debt	—	(4,136)	21	—	—	(4,115)
Repayment of 11.5% senior notes due 2017	—	(4,725)	—	—	—	(4,725)
Repayment of 7% senior exchangeable notes due 2017	—	(40,207)	—	—	—	(40,207)
Purchase and retirement of common stock upon vesting of RSUs	(341)	—	—	—	—	(341)
Borrowings under ABL Facility due 2021	—	368,600	—	—	—	368,600
Repayments under ABL Facility due 2021	—	(441,700)	—	—	—	(441,700)
Intercompany advances	(889)	169,051	(159,218)	(8,944)	—	—
Net cash (used in) provided by financing activities of continuing operations	(1,230)	84,701	(159,197)	(8,944)	—	(84,670)
Net cash used in financing activities of discontinued operations	—	—	(8)	—	—	(8)
Net cash (used in) provided by financing activities	(1,230)	84,701	(159,205)	(8,944)	—	(84,678)
Effect of exchange rate changes on cash and cash equivalents	—	—	316	127	—	443
Net decrease in cash and cash equivalents	—	(994)	(2,795)	(1,873)	—	(5,662)
Cash and cash equivalents at beginning of period	—	5,558	3,006	1,992	—	10,556
Cash and cash equivalents at end of period	$—	$4,564	$211	$119	$—	$4,894

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations, which we refer to as MD&A, of Cenveo, Inc. and its subsidiaries, which we refer to as Cenveo, should be read in conjunction with the accompanying condensed consolidated financial statements and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which we refer to as our 2016 Form 10-K. Item 7 of our 2016 Form 10-K describes the application of our critical accounting policies, for which there have been no significant changes as of September 30, 2017. Cenveo, Inc. and its subsidiaries are referred to herein as "Cenveo," the "Company," "we," "our," or "us."

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

Factors which could cause actual results to differ materially from management’s expectations include, without limitation: (i) our substantial level of indebtedness could materially adversely affect our financial condition, liquidity and ability to service or refinance our debt, and prevent us from fulfilling our business obligations; (ii) our ability to pay the principal of, or to reduce or refinance, our outstanding indebtedness; (iii) the terms of our indebtedness imposing significant restrictions on our operating and financial flexibility; (iv) additional borrowings available to us could further exacerbate our risk exposure from debt; (v) United States and global economic conditions have adversely affected us and could continue to adversely affect us; (vi) our ability to successfully integrate acquired businesses with our business; (vii) a decline in our consolidated profitability or profitability within one or more of our individual reporting units could result in the impairment of our assets, including goodwill and other long-lived assets; (viii) the industries in which we operate our business are highly competitive and extremely fragmented; (ix) a general absence of long-term customer agreements in our industry, subjecting our business to quarterly and cyclical fluctuations; (x) factors affecting the United States postal services impacting demand for our products; (xi) the availability of the Internet and other electronic media adversely affecting our business; (xii) increases in paper costs and decreases in the availability of raw materials; (xiii) increases in energy and transportation costs; (xiv) our labor relations; (xv) our compliance with environmental laws; (xvi) our dependence on key management personnel; (xvii) any failure, interruption or security lapse of our information technology systems; and (xviii) the unassured effectiveness of our 2017 Profitability Improvement Plan. This list of factors is not exhaustive, and new factors may emerge or changes to the foregoing factors may occur that would impact our business. Additional information regarding these and other factors can be found elsewhere in this report, and in our other filings with the Securities and Exchange Commission, which we refer to as the SEC. See "Risk Factors."

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

Envelope. We are the largest envelope manufacturer in North America. Our envelope segment represented approximately 47.5% and 47.9% of our net sales for the three and nine months ended September 30, 2017, respectively.

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

Over the course of the second and third quarters of 2017, we have been actively marketing for sale our office product envelope product line, which we refer to as the Office Products Business. As of the end of the third quarter, our management has been given the appropriate authority to move forward with one strategic party on a potential sale of the Office Products Business.

Print. We are one of the leading commercial printers in North America. Our print segment represented approximately 33.2% and 32.3% of our net sales for the three and nine months ended September 30, 2017, respectively.

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

Label. We are a leading label manufacturer and one of the largest North American prescription label manufacturers for retail pharmacy chains. Our label segment represented approximately 19.3% and 19.8% of our net sales for the three and nine months ended September 30, 2017, respectively.

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

Consolidated Operating Results

This MD&A includes an overview of our condensed consolidated results of operations for the three and nine months ended September 30, 2017, and October 1, 2016, followed by a discussion of the results of operations of each of our reportable segments for the same periods.

2017 Overview

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
Our current management focus is on the following areas:

Operating Margins

During 2016 and the first nine months of 2017, we experienced a significant decline in sales volumes and increased price pressures, primarily within our envelope segment, due to measures undertaken by our customers as a result of inventory management initiatives and continued closure of distribution centers and retail store fronts, along with lower volumes in our print and envelope segments due to lower direct mail campaign volumes.

Our print segment experienced sales declines primarily due to lower customer demand and continued pricing pressures within the print industry. The operating margin for our print segment decreased primarily due to lower sales volumes and higher restructuring, impairment and other charges related to plant consolidations. Our label segment experienced sales declines primarily driven by our decision to exit our coating operation, which we completed in the second quarter 2016, combined with lower sales in our long-run label product line due to decisions to exit lower margin product sets and lower than expected sales within our higher margin custom label products. The operating margin of our label segment decreased primarily due to the lower sales volume in our higher margin custom label business.

With the decline in our envelope segment sales and other continued marketplace challenges within our industry, during the fourth quarter of 2016 we initiated a two year $50 million cost savings and profitability plan, which we refer to as the 2017 Profitability Improvement Plan, to offset the impact of these marketplace challenges and continue to improve our consolidated operating margins. This costs savings plan target was increased to $65 million during the third quarter of 2017. With this plan, we anticipate higher restructuring, impairment and other charges primarily resulting from severance expense, facility rationalization costs and impairments associated with equipment footprint reductions. These incremental charges are designed to ultimately be offset by improved gross profit margins and lower selling general and administrative expenses as we operate through 2017 and into 2018; however, this cannot be assured. See "Risk Factors."

Overall, the actions of the 2017 Profitability Improvement Plan are aimed to reduce our fixed cost infrastructure, minimize back office headcount and further streamline our geographic footprint. During the first nine months of 2017, we announced the closure of two envelope facilities, one of which is included in discontinued operations, and one print facility. We believe that despite the facility rationalization, we will still be able to serve our national customer base with fewer facilities at the same or improved service levels that our customers are used to receiving from us.

Capital Structure

Over the past several years, we have been focused on improving our capital structure through a number of initiatives including working capital improvements, exiting underperforming or non-strategic businesses, and taking advantage of strategic refinancing opportunities and attractive leveraged loan and high yield debt market conditions. During 2016 and the first nine months of 2017, we completed the following transactions in order to improve our capital structure, address our near term debt maturities and reduce our annual cash interest:

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

Strategic Asset Review / Discontinued Operations

Over the course of the second and third quarters of 2017, we have been actively marketing for sale our Office Products Business. The Office Products Business is available for immediate sale in its present condition subject only to terms that are usual and customary and the price at which the Office Products Business is being marketed is reasonable in relation to its current fair value. As of the end of the third quarter, our management has been given the appropriate authority to move forward with one strategic party on a potential sale of the Office Products Business. On November 8, 2017, we completed the sale of our Office Products Business for a sales price of $37.8 million. As a result, the financial results of the Office Products Business have been accounted for as discontinued operations. Our historical financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented. While there can be no assurance that we will ultimately reach a final agreement with this strategic party or the timing of reaching such agreement, we believe that we will do so within a reasonable period of time, not to exceed one year.

During 2015, we began actively moving forward with our plan to review and potentially divest certain non-strategic assets. As a result of this strategic review, during the first quarter of 2016, we completed the sale of our folded carton and shrink sleeve packaging businesses, along with our top-sheet lithographic print operation, which we refer to as the Packaging Business. The financial results of the Packaging Business have been accounted for as discontinued operations. Our historical financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented.

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

See below for a summary of net sales and operating income (loss) for our reportable segments that we use internally to assess our operating performance. Our three and nine month reporting periods each consisted of 13 and 39 weeks, respectively, and ended on September 30, 2017, and October 1, 2016.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Net sales	$329,511	$382,675	$1,010,850	$1,162,903
Operating income (loss):
Envelope	$7,699	$16,118	$33,834	$44,058
Print	(3,327)	5,446	(6,388)	10,756
Label	4,038	6,764	19,759	23,373
Corporate	(8,904)	(8,169)	(24,618)	(26,276)
Total operating income	(494)	20,159	22,587	51,911
Interest expense, net	19,472	20,318	58,144	65,925
Loss (gain) on early extinguishment of debt, net	38	(7,442)	146	(80,328)
Other expense (income), net	293	(1,763)	(77)	(2,893)
(Loss) income from continuing operations before income tax (benefit) expense	(20,297)	9,046	(35,626)	69,207
Income tax (benefit) expense	(854)	987	(6,704)	4,060
(Loss) income from continuing operations	(19,443)	8,059	(28,922)	65,147
(Loss) income from discontinued operations, net of taxes	(8,607)	1,372	(9,671)	3,043
Net (loss) income	$(28,050)	$9,431	$(38,593)	$68,190
(Loss) income per share – basic:
Continuing operations	$(2.27)	$0.94	$(3.38)	$7.65
Discontinued operations	(1.00)	0.16	(1.13)	0.36
Net (loss) income	$(3.27)	$1.10	$(4.51)	$8.01

(Loss) income per share – diluted:
Continuing operations	$(2.27)	$0.92	$(3.38)	$6.84
Discontinued operations	(1.00)	0.16	(1.13)	0.31
Net (loss) income	$(3.27)	$1.08	$(4.51)	$7.15

Net Sales

Net sales decreased $53.2 million, or 13.9%, in the third quarter of 2017, as compared to the third quarter of 2016. Sales in our envelope segment decreased $26.7 million, sales in our print segment decreased $18.4 million, and sales in our label segment decreased $8.0 million.

Net sales decreased $152.1 million, or 13.1%, in the first nine months of 2017, as compared to the first nine months of 2016. Sales in our envelope segment decreased $70.4 million, sales in our print segment decreased $53.8 million, and sales in our label segment decreased $27.9 million.

See Segment Operations below for a detailed discussion of the primary factors affecting the change in our net sales by reportable segment.

Operating Income

Operating income decreased $20.7 million, or 102.5%, in the third quarter of 2017, as compared to the third quarter of 2016. This decrease was due to a decrease in operating income of $8.8 million from our print segment, a decrease in operating income from our envelope segment of $8.4 million, a decrease in operating income from our label segment of $2.7 million, and an increase in corporate expenses of $0.7 million.

Operating income decreased $29.3 million, or 56.5%, in the first nine months of 2017, as compared to the first nine months of 2016. This decrease was due to decreases in operating income of $17.1 million from our print segment, $10.2 million from our envelope segment, and $3.6 million from our label segment. These decreases in operating income were partially offset by a decrease in corporate expenses of $1.7 million.

See Segment Operations below for a more detailed discussion of the primary factors for the changes in operating income by reportable segment.

Interest Expense

Interest expense decreased $0.8 million to $19.5 million in the third quarter of 2017, as compared to $20.3 million in the third quarter of 2016. The decrease was primarily due to the retirement of our 11.5% Notes and 7% Notes during 2017 and 2016. Interest expense in the third quarter of 2017 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.3%. This compares to average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.6% in the third quarter of 2016.

Interest expense decreased $7.8 million to $58.1 million in the first nine months of 2017, as compared to $65.9 million in the first nine months of 2016. The decrease was primarily due to the Exchange Offer and the retirement of our 11.5% Notes and 7% Notes during 2017 and 2016. Interest expense in the first nine months of 2017 reflected average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.3%. This compares to average outstanding debt of approximately $1.1 billion and a weighted average interest rate of 6.9% in the first nine months of 2016.

We expect interest expense for the remainder of 2017 will be lower than the same period in 2016, primarily due to the retirement of our 11.5% Notes and 7% Notes.

Loss (Gain) on Early Extinguishment of Debt

In the first nine months of 2017, there have been immaterial losses recorded related to the early extinguishment of debt.

In the third quarter of 2016, we recorded a gain on early extinguishment of debt of $7.4 million related to the repurchase of $21.0 million of our 7% Notes.

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

Other Income, Net

During the three and nine months ended October 1, 2016, we recognized other income, net of $1.8 million and $2.9 million, respectively. This is primarily comprised of a gain of approximately $2.1 million recognized in connection with a sale of a manufacturing facility within our envelope segment during the third quarter of 2016 and a gain of approximately $2.0 million during the second quarter of 2016 in connection with the 2016 Label Transaction, partially offset by other non-operating expenses.

Income Taxes

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(in thousands)		(in thousands)
Income tax (benefit) expense from U.S. operations	$(1,192)	$934	$(7,132)	$3,229
Income tax expense from foreign operations	338	53	428	831
Income tax (benefit) expense	$(854)	$987	$(6,704)	$4,060
Effective income tax rate	4.2%	10.9%	18.8%	5.9%

Income Tax Expense

In the third quarter of 2017, we had an income tax benefit of $0.9 million, compared to an income tax expense of $1.0 million in the third quarter of 2016, primarily related to income taxes on our domestic operations.

In the first nine months of 2017, we had an income tax benefit of $6.7 million, compared to an income tax expense of $4.1 million in the first nine months of 2016. The tax benefit for first nine months of 2017 is mainly the result of reversing our valuation allowance related to the deferred tax asset maintained on our Alternative Minimum Tax, which we refer to as the AMT, credit carryforward. The tax expense for the first nine months of 2016, primarily related to income taxes on our domestic operations.

Our effective tax rate for the third quarter of 2017 and 2016 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets in the U.S. Our effective tax rate for the first nine months of 2017 differed from the federal statutory rate, primarily as a result of maintaining a full valuation allowance on our net deferred tax assets in the U.S. other than the deferred tax assets related to our AMT credit carryforward partially offset by the reversal of our valuation allowance related to our AMT credit carryforward during the second quarter of 2017. Our effective tax rate for the three and nine months ended October 1, 2016 differed from the federal statutory rate, primarily as a result of having a full valuation allowance related to our net deferred tax assets in the U.S. We do not believe our unrecognized tax benefits will change significantly for the remainder of 2017.

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence which is objective and verifiable, such as cumulative losses in recent years. We utilize a rolling twelve quarters of pre-tax income or loss adjusted for significant permanent book to tax differences, as well as non-recurring items, as a measure of our cumulative results in recent years. In the United States, our analysis indicates that we have cumulative three year historical losses on this basis. While there are significant impairment, restructuring and refinancing charges driving our cumulative three year loss, this is considered significant negative evidence which is objective and verifiable and, therefore, difficult to overcome. However, the three year loss position is not solely determinative and accordingly, we consider all other available positive and negative evidence in our analysis. During the first nine months of 2017, we reversed the valuation allowance related to our AMT credit carryforward in the amount of $6.0 million. This reversal is based upon our ability to receive, as a refundable tax credit, a portion of our AMT credit carryforward, without regard to any, or the level of, taxable income generated in our tax returns to be filed for the years 2016 through 2019. As a result of this analysis, we have concluded that $6.0 million of our $6.5 million available AMT credit carryforward is more likely than not to be realized as a result of federal tax elections that are available to us now through 2019, $2.7 million of which is expected to be realized with our 2016 federal income tax return filing completed during the third quarter of 2017. Based upon our analysis of our remaining net deferred tax assets, which incorporated the excess capacity and pricing pressures we have experienced in certain of our product lines, we believe it is more likely than not that the remaining net deferred tax assets in the United States will not be fully realized in the future. Accordingly, we have a valuation allowance related to those remaining net deferred tax assets of $133.2 million as of September 30, 2017. Our valuation allowance increased $4.0 million from December 31, 2016, primarily due to our pre-tax loss for the first nine months of 2017 and is mainly offset by the reversal of valuation allowance related to our AMT credits during the second quarter of 2017. We will continue to closely monitor our position with respect to the full realization of our remaining net deferred tax assets and the corresponding valuation allowances on those assets and make adjustments as needed in the future as our facts and circumstances dictate.

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

(Loss) Income from Discontinued Operations, Net of Taxes

Beginning in the third quarter of 2017, the financial results of the Office Products Business have been accounted for as discontinued operations. On November 8, 2017, we completed the sale our Office Products Business for a sales price of $37.8 million. The financial results of the Packaging Business have also been accounted for as discontinued operations for 2016. Our historical financial statements have been retroactively adjusted to give recognition to the discontinued operations for all periods presented.

On January 19, 2016, we completed the sale of our Packaging Business. We received total cash proceeds of approximately $89.6 million, net of transaction costs of approximately $6.3 million. This resulted in the recognition of a total loss of $3.6 million. A gain of $1.4 million was recorded for the year ended 2016, of which a gain of $1.2 million and a loss of $0.1 million were recorded during the three and nine months ended October 1, 2016, respectively. For the year ended 2015, we recorded a non-cash loss on the sale of discontinued operations of $5.0 million and a non-cash goodwill impairment charge of $9.9 million related to this transaction. This loss was based on the executed purchase agreement and the net assets of the Packaging Business.

In the third quarter of 2017, loss from discontinued operations was $8.6 million, primarily comprised of: (i) a loss from operations of our Office Products Business of $7.9 million, which included an impairment on goodwill and other intangible assets of $7.0 million; and (ii) tax expense of $0.7 million.

In the first nine months of 2017, loss from discontinued operations was $9.7 million comprised of a loss from operations of our Office Products Business of $9.7 million, which included an impairment on goodwill and other intangible assets of $7.0 million.

In the third quarter of 2016, income from discontinued operations was $1.4 million, primarily comprised of: (i) income from operations of our Office Products Business of $0.7 million; and (ii) income of $0.7 million attributable to the receipt of a portion of the purchase price consideration held in escrow related to the sale of our Packaging Business.

In the first nine months of 2016, income from discontinued operations was $3.0 million, primarily comprised of: (i) income from operations of our Office Products Business of $7.5 million; (ii) a loss from operations of our Packaging Business of $3.0 million; (iii) a loss on sale of our Packaging Business of $0.1 million; and (iv) tax expense of $1.4 million.

Segment Operations

Our Chief Executive Officer monitors the performance of the ongoing operations of our three reportable segments. We assess performance based on net sales and operating income.

Envelope

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(in thousands)		(in thousands)
Segment net sales	$156,478	$183,198	$483,941	$554,331
Segment operating income	$7,699	$16,118	$33,834	$44,058
Operating income margin	4.9%	8.8%	7.0%	7.9%
Restructuring and other charges	$600	$408	$740	$1,114

Segment Net Sales

Segment net sales for our envelope segment decreased $26.7 million, or 14.6%, in the third quarter of 2017, as compared to the third quarter of 2016, and decreased $70.4 million, or 12.7%, in the first nine months of 2017, as compared to the first nine months of 2016. These decreases were primarily due to: (i) lower sales volumes within our direct mail platform, primarily driven by timing of mail campaigns for our financial institution customers; and (ii) lower sales volumes from our wholesale and generic transactional envelope products.

Segment Operating Income

Segment operating income for our envelope segment decreased $8.4 million, or 52.2%, in the third quarter of 2017, as compared to the third quarter of 2016. The decrease was primarily due to: (i) lower gross margin of $9.4 million primarily due to lower sales volumes across our envelope platform; and (ii) higher restructuring and other charges of $0.2 million due to overhead cost eliminations implemented in connection with the closure of an envelope facility and the implementation of our 2017 Profitability Improvement Plan. These decreases were partially offset by lower selling, general and administrative expenses of $1.1 million, primarily due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Segment operating income for our envelope segment decreased $10.2 million, or 23.2%, in the first nine months of 2017, as compared to the first nine months of 2016. The decrease was primarily due to lower gross margin of $13.5 million primarily due to lower sales volumes across our envelope platform. The decrease was partially offset by: (i) lower selling, general and administrative expenses of $2.9 million primarily due to cost reduction initiatives and lower commission expense due to lower sales volumes; and (ii) lower restructuring and other charges of $0.4 million due to overhead cost eliminations implemented in connection with the closure of an envelope facility and the implementation of our 2017 Profitability Improvement Plan as compared to overhead cost eliminations implemented during 2016.

Print

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(in thousands)		(in thousands)
Segment net sales	$109,411	$127,839	$327,002	$380,809
Segment operating (loss) income	$(3,327)	$5,446	$(6,388)	$10,756
Operating income margin	(3.0)%	4.3%	(2.0)%	2.8%
Restructuring and other charges	$6,613	$477	$14,779	$1,319

Segment Net Sales

Segment net sales for our print segment decreased $18.4 million, or 14.4%, in the third quarter of 2017, as compared to the third quarter of 2016, and decreased $53.8 million, or 14.1%, in the first nine months of 2017, as compared to the first nine months of 2016. These decreases were primarily due to: (i) lower sales volumes in our commercial print group, primarily driven by lower customer demand, primarily from direct mail related products; (ii) lower sales volumes in our publisher services group; and (iii) continued pricing pressures.

Segment Operating Income

Segment operating income for our print segment decreased $8.8 million, or 161.1%, in the third quarter of 2017, as compared to the third quarter of 2016. The decrease was primarily due to: (i) an intangible asset impairment of $6.2 million; and (ii) lower gross margin of $4.7 million due to lower sales volumes and continued pricing pressures, partially offset by lower selling, general and administrative expenses of $2.0 million due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Segment operating income for our print segment decreased $17.1 million in the first nine months of 2017, as compared to the first nine months of 2016. The decrease was primarily due to: (i) lower gross margin of $8.9 million due to lower sales volumes and continued pricing pressures; (ii) higher restructuring and other charges of $7.3 million, primarily due to the closure of a print facility and the implementation of our 2017 Profitability Improvement Plan; and (iii) an intangible asset impairment of $6.2 million. These decreases were partially offset by lower selling, general and administrative expenses of $5.1 million due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Label

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(in thousands)		(in thousands)
Segment net sales	$63,622	$71,638	$199,907	$227,763
Segment operating income	$4,038	$6,764	$19,759	$23,373
Operating income margin	6.3%	9.4%	9.9%	10.3%
Restructuring and other charges	$2,168	$36	$3,021	$4,132

Segment Net Sales

Segment net sales for our label segment decreased $8.0 million, or 11.2%, in the third quarter of 2017, as compared to the third quarter of 2016, primarily due to: (i) lower sales volume in our long-run and custom label products, primarily driven by lower customer demand; and (ii) a decrease in sales due to product mix within certain of our existing prescription label customers.

Segment net sales for our label segment decreased $27.9 million, or 12.2%, in the first nine months of 2017, as compared to the first nine months of 2016, primarily due to: (i) lower sales of $12.3 million related to the exit of our coating operation during the second quarter of 2016; (ii) lower sales volume in our long-run and custom label products, primarily driven by lower customer demand; and (iii) a decrease in sales due to product mix within certain of our existing prescription label customers.

Segment Operating Income

Segment operating income for our label segment decreased $2.7 million, or 40.3%, in the third quarter of 2017, as compared to the third quarter of 2016. This decrease was primarily due to: (i) lower gross margin of $1.5 million primarily due to lower sales volumes; (ii) an intangible asset impairment of $1.5 million; and (iii) higher restructuring and other charges of $0.6 million due to implementation of our 2017 Profitability Improvement Plan. These decreases were partially offset by lower selling, general and administrative expenses of $0.9 million due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Segment operating income for our label segment decreased $3.6 million, or 15.5%, in the first nine months of 2017, as compared to the first nine months of 2016. This decrease was primarily due to: (i) lower gross margin of $7.3 million primarily due to lower sales volumes primarily due to the exit of our coating operation during the second quarter of 2016, including 2016 production incentives of $3.0 million; and (ii) an intangible asset impairment of $1.5 million. These decreases were partially offset by: (i) lower restructuring and other charges of $2.6 million related to our plans to exit our coating operations and the write down of an investment during the first nine months of 2016 as compared to restructuring and other charges recorded in the first nine months of 2017 related to the implementation of our 2017 Profitability Improvement Plan; and (ii) lower selling, general and administrative expenses of $2.4 million due to cost reduction initiatives and lower commission expense due to lower sales volumes.

Corporate Expenses

Corporate expenses increased $0.7 million in the third quarter of 2017, as compared to the third quarter of 2016, primarily due to the timing and magnitude of discounts taken on vendor payments and consulting expenses in connection with the implementation of a portion of our 2017 Profitability Improvement Plan.

Corporate expenses decreased $1.7 million in the first nine months of 2017, as compared to the first nine months of 2016. These decreases were primarily due to: (i) higher vendor discounts received due to inventory management and cost reduction initiatives; (ii) lower selling, general and administrative expenses due to cost reduction initiatives, partially offset by income generated during first nine months of 2016 from our transition services agreement in connection with the sale of our Packaging Business; and (iii) lower restructuring and other charges for first nine months of 2017 related to implementation of our 2017 Profitability Improvement Plan as compared to overhead cost eliminations implemented during 2016.

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

During 2016, we began implementing the 2017 Plan and continued activity under the 2016 Plan. We are still contemplating additional cost actions that would be associated with the 2017 Plan. We expect to substantially complete the 2016 Plan and the 2017 Plan in the 2017 fiscal year and the 2018 fiscal year, respectively. We also currently have certain residual actions associated with finalizing prior restructuring and acquisition plans, which we refer to as the Residual Plans. As a result of these cost savings actions, over the last several years we have closed or consolidated a significant amount of manufacturing facilities and have had a significant number of headcount reductions. We do not anticipate any significant future expenses related to the Residual Plans, other than modifications to current assumptions for lease terminations, multi-employer pension withdrawal liabilities and ongoing expenses related to maintaining restructured assets.

During the third quarter of 2017, as a result of our restructuring and integration activities, we incurred $10.0 million of restructuring and other charges, which included $1.5 million of employee separation costs and $7.9 million of net charges on long-lived assets.

During the first nine months of 2017, as a result of our restructuring and integration activities, we incurred $20.0 million of restructuring and other charges, which included $2.2 million of employee separation costs, $9.1 million of net charges on long-lived assets, $1.3 million of lease termination expenses, multi-employer pension withdrawal expenses of $5.7 million, and building clean-up and other expenses of $1.4 million.

During the third quarter of 2016, as a result of our restructuring and integration activities, we incurred $2.3 million of restructuring and other charges, which included $2.0 million of employee separation costs.

During the first nine months of 2016, as a result of our restructuring and integration activities, we incurred $8.2 million of restructuring and other charges, which included $2.9 million of employee separation costs, $2.4 million of net charges on long-lived assets, multi-employer pension withdrawal expenses of $0.8 million, and building clean-up and other expenses of $1.6 million.

As of September 30, 2017, our total restructuring liability was $23.3 million, of which $4.0 million is included in other current liabilities and $19.3 million is included in other liabilities in our condensed consolidated balance sheet. Our multi-employer pension withdrawal liabilities, presented on a discounted basis, are $20.7 million of our remaining restructuring liabilities. We believe these liabilities represent our anticipated ultimate withdrawal liabilities; however, we are exposed to significant risks and uncertainties arising from our participation in these multi-employer pension plans. While it is not possible to quantify the potential impact of our future actions or the future actions of other participating employers from the multi-employer pension plans for which we have exited, our anticipated ultimate withdrawal liabilities may be significantly impacted in the future due to lower future contributions or increased withdrawals from other participating employers.

Goodwill and Intangible Asset Impairments

As of September 30, 2017, we determined that the year to date declines in net sales and operating income, along with the decrease in the our stock price relative to our fourth quarter 2016 impairment test represented a triggering event, which may require a goodwill impairment test. As of the latest annual goodwill impairment test, the envelope, print and label reporting units’ calculated fair values each exceeded their carrying value by at least 35%. To the extent the net sales and operating income have declined, there may be a negative impact on the future cash flow assumptions which would impact the reporting units’ fair values. We will complete our assessment as part of the annual impairment test in the fourth quarter, as the impact on future projected revenues is completed. There were no goodwill impairments recorded in the three and nine months ended September 30, 2017, or October 1, 2016, respectively.

Also during the third quarter, based on the decline in sales, we determined that our indefinite lived trade name intangible assets were impaired. During the third quarter of 2017, we recognized impairments of $6.2 million and $1.5 million associated with indefinite lived intangible assets in our print and label segments, respectively. There were no intangible asset impairments recorded in the three and nine months ended October 1, 2016.

Liquidity and Capital Resources

Net Cash (Used In) Provided By Operating Activities of Continuing Operations. Net cash used in operating activities of continuing operations was $6.2 million in the first nine months of 2017, primarily due to a use of cash of $55.5 million from: (i) accounts payable primarily resulting from the timing of vendor payments; (ii) other working capital changes, primarily resulting from the timing of customer related liabilities and lower freight activity due to lower volumes; (iii) higher inventories due to inventory needs during our announced plant consolidations; and (iv) pension and other postretirement plan contributions. These uses of cash were partially offset by a source of cash of $22.8 million from accounts receivables due to improved collections from and sales to our customers and our net loss adjusted for non-cash items of $26.5 million, primarily comprised of: (i) our net loss of $38.6 million; (ii) depreciation and amortization expense of $34.6 million; and (iii) non-cash restructuring and other charges of $16.3 million.

Net cash provided by operating activities of continuing operations was $3.3 million in the first nine months of 2016, primarily due to: (i) a source of cash of $14.8 million from accounts receivable due to the timing of collections from and sales to our customers; (ii) lower inventories of $3.9 million as a result of our inventory management programs; and (iii) our net income adjusted for non-cash items of $33.0 million, primarily comprised of our net income of $68.2 million driven by our non-cash gain on early extinguishment of debt of $78.1 million and depreciation and amortization expense of $34.2 million. These inflows were partially offset by a use of cash of $48.5 million from: (i) accounts payable primarily resulting from the timing of vendor payments due to lower volumes; and (ii) other working capital changes, primarily resulting from the timing of customer related liabilities and lower freight due to lower volumes.

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

Net Cash Used In Investing Activities of Continuing Operations. Net cash used in investing activities of continuing operations was $19.1 million in the first nine months of 2017, primarily due to capital expenditures of $19.9 million, partially offset by proceeds of $1.3 million from the sale of property, plant and equipment.

Net cash used in investing activities of continuing operations was $19.1 million in the first nine months of 2016, primarily due to capital expenditures of $29.1 million, offset by proceeds of $8.3 million from the sale of property, plant and equipment and proceeds of $2.0 million related to the 2016 Label Transaction.

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

Net Cash (Used In) Provided By Investing Activities of Discontinued Operations. Represents the net cash (used in) provided by our discontinued operations related to investing activities. In the first nine months of 2017, net cash used in discontinued investing activities is comprised of capital expenditures related to our Office Products Business.

In the first nine months of 2016, the cash provided by discontinued investing activities of $92.3 million is comprised of gross cash proceeds received related to the sale of our Packaging Business, partially offset by capital expenditures related to our Office Products Business.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities of continuing operations was $29.6 million in the first nine months of 2017 primarily due to: (i) net borrowings of $49.1 million under our ABL Facility; and (ii) proceeds from other long-term debt of $11.6 million, partially offset by: (i) cash paid of $20.5 million related to the extinguishment of our 11.5% Notes; (ii) cash paid of $5.5 million related to the extinguishment of our 7.0% Notes (iii) various repayments on other long-term debt totaling $4.8 million.

Net cash used by financing activities of continuing operations was $84.7 million in the first nine months of 2016 primarily due to: (i) net repayments of $73.1 million under our ABL Facility; (ii) cash paid of $40.2 million related to the extinguishment of $72.1 million of our 7% Notes; (iii) financing-related costs and expenses of $12.2 million, primarily related to the Exchange Offer; (iv) cash paid of $4.7 million related to the extinguishment of $10.0 million of our 11.5% Notes; and (iv) various repayments on other long-term debt totaling $4.1 million, partially offset by proceeds of $50.0 million from the 4% Secured Notes.

Net Cash Used In Financing Activities of Discontinued Operations. Represents the net cash used in financing activities of our discontinued operations.

Long-Term Debt. Our total outstanding long-term debt, including current maturities, was approximately $1.1 billion as of September 30, 2017, an increase of $40.4 million from December 31, 2016. The increase was primarily due to: (i) net borrowings of $49.1 million under our ABL Facility during the first nine months of 2017; and (ii) proceeds from other long-term debt of $11.6 million, partially offset by: (i) the extinguishment of $20.5 million of our 11.5% Notes; (ii) the extinguishment of $5.5 million of our 7.0% Notes; and (iii) various repayments on other long-term debt totaling $4.8 million. As of September 30, 2017, approximately 88% of our debt outstanding was subject to fixed interest rates. As of November 7, 2017, we had approximately $43.4 million of borrowing availability under our ABL Facility.

From time to time, we may seek to refinance our debt obligations, or purchase our outstanding notes in open market purchases, privately negotiated transactions or other means. Such transactions, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Letters of Credit

As of September 30, 2017, we had outstanding letters of credit of approximately $16.6 million related to performance and payment guarantees. Based on our experience with these arrangements, we do not believe that any obligations that may arise will be significant.

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

As of September 30, 2017, we were in compliance with all covenants under our long-term debt agreements.

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

As of September 30, 2017, we had variable rate debt outstanding of $130.8 million. A change of 1% to the current London Interbank Offered Rate would have a minimal impact to our interest expense.

Our changes in foreign currency exchange rates are managed through normal operating and financing activities. Subsequent to the sale of the Packaging Business on January 19, 2016, we have minimal exposure to market risk for changes in foreign currency exchange rates. For the three and nine months ended September 30, 2017, a uniform 10% strengthening of the United States dollar relative to the local currency of our foreign operations would have had a minimal impact to our sales and operating income.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, in order to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in the Exchange Act Rule 13a-15(f) and 15d-15(f)) during the quarter ended September 30, 2017, that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.4	Articles of Amendment to the Articles of Incorporation dated July 13, 2016-incorporated by reference to Exhibit 3.1 to registrant’s current report on Form 8-K, filed July 15, 2016.

3.5	Bylaws as amended and restated effective March 31, 2014—incorporated by reference to Exhibit 3.2 to registrant’s current report on Form 8-K, filed April 4, 2014.

4.1
Indenture, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein and The Bank of New York Mellon, as Trustee and Collateral Agent, relating to the 6.000% Senior Priority Secured Notes due 2019--incorporated by reference to Exhibit 4.1 to registrant's current report on Form 8-K filed July 1, 2014.

4.2
Form of Guarantee issued by Cenveo, Inc. and the other guarantors named therein relating to the 6.000% Senior Priority Secured Notes due 2019--incorporated by reference to Exhibit 4.2 to registrant's current report on Form 8-K filed July 1, 2014.

4.3
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

4.5
Intercreditor Agreement, dated as of June 26, 2014, by and among Cenveo, Inc., Cenveo Corporation, the other guarantors named therein, Bank of America, N.A., as ABL Agent, and The Bank of New York Mellon, as Collateral Agent with respect to the 6.000% Senior Priority Notes due 2019--incorporated by reference to Exhibit 4.5 to registrant's current report on Form 8-K filed July 1, 2014.

4.6
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

4.7
Indenture, dated as of June 10, 2016, among Cenveo Corporation, Cenveo, Inc., the other guarantors party thereto and The Bank of New York Mellon, as trustee, relating to the 6.000% Senior Notes due 2024--incorporated by reference to Exhibit 4.1 to registrant's current report on Form 8-K filed June 16, 2016.

4.8
Form of Guarantee issued by Cenveo, Inc. and the other guarantors named therein relating to the 6.000% Senior Notes due 2024--incorporated by reference to Exhibit 4.2 to registrant's current report on Form 8-K filed June 16, 2016.

4.9
Warrant Agreement, dated as of June 10, 2016, between Cenveo, Inc. and Computershare Trust Company, N.A., as warrant agent--incorporated by reference to Exhibit 4.3 to registrant's current report on Form 8-K filed June 16, 2016.

Item 6. Exhibits
4.10
Warrant Registration Rights Agreement, dated as of June 10, 2016, between Cenveo, Inc. and Allianz Global Investors U.S. LLC--incorporated by reference to Exhibit 4.4 to registrant's current report on Form 8-K filed June 16, 2016.

4.11
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

4.12
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

4.13
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

4.14
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Englewood, State of Colorado, on November 9, 2017.

CENVEO, INC.

By:	/s/ Robert G. Burton, Sr.
Robert G. Burton, Sr.
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Scott J. Goodwin
Scott J. Goodwin
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)